Form 10QSB
period 2008-03-31
ZETA ACQUISITION CORP I
filed 2008-05-15
CIK 1422141

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-53056

Zeta Acquisition Corp. I
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

61-1547849
(I.R.S. Employer Identification Number)

c/o Equity Dynamics Inc., 666 Walnut Street, Suite 2116, Des Moines, Iowa 50309
(Address of Principal Offices)

(515) 244-5746
(Issuer’s Telephone Number)

No change
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of May 15, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ZETA ACQUISITION CORP. I

- INDEX -

Page(s)
PART I- FINANCIAL INFORMATION:

Item 1. Financial Statements (unaudited):

Report of Independent Registered Public Accounting Firm	F-1

Condensed Balance Sheets	F-2
As of March 31, 2008 and December 31, 2007

Condensed Statements of Operations	F-3
For the Three Months Ended March 31, 2008 and
For the Cumulative Period from November 16, 2007 (Inception) to March 31, 2008

Condensed Statements of Changes in Stockholders’ Equity	F-4
For the Cumulative Period from November 16, 2007 (Inception) to March 31, 2008

Condensed Statements of Cash Flows	F-5
For the Three Months Ended March 31, 2008 and
For the Cumulative Period from November 16, 2007 (Inception) to March 31, 2008

Notes to Financial Statements	F-6 – F-8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3A(T). Controls and Procedures	3

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings	3

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	3

Item 3. Defaults Upon Senior Securities	3

Item 4. Submission of Matters to a Vote of Security Holders	3

Item 5. Other Information	3

Item 6. Exhibits	4

Signatures	5

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Zeta Acquisition Corp. I
(A Development Stage Company)

We have reviewed the accompanying balance sheets of Zeta Acquisition Corp. I (a development stage company) as of March 31, 2008 and December 31, 2007, and the related statements of operations, stockholders' equity, and cash flows for the three-month period ended March 31, 2008 and the period from November 16, 2007 (inception) to March 31, 2008. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Zeta Acquisition Corp. I (a development stage company) as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the period from November 16, 2007 (inception) to December 31, 2007 (not presented herein); and in our report dated January 24, 2008, we expressed an unqualified opinion on those financial statements.

/s/ LWBJ, LLP
West Des Moines, Iowa
May 15, 2008

ZETA ACQUISITION CORP. I
(A Development Stage Company)

CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$27,939	$39,268
Total assets	$27,939	$39,268

Liabilities and stockholders' equity
Current liabilities:
Accrued expenses	$2,000	$4,250
Total liabilities	2,000	4,250

Stockholders' equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	49,500	49,500

Deficit accumulated during the development stage	(24,061)	(14,982)

Total stockholders' equity	25,939	35,018

Total liabilities and stockholders' equity	$27,939	$39,268

See accompanying notes.

ZETA ACQUISITION CORP. I
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

		Cumulative
		Period From
	Three	November 16, 2007
	Months Ended	(Inception) Through
	March 31, 2008	March 31, 2008
Operating expenses:

Formation costs	5,050	15,648
General and administrative	4,029	8,413

Net loss	$(9,079)	$(24,061)

Net loss per basic and diluted common share	$(0.01)	$(0.01)

Weighted-average number of common shares outstanding	5,000,000	3,970,588

See accompanying notes.

ZETA ACQUISITION CORP. I
(A Development Stage Company)

CONDENSED CUMULATIVE STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Period November 16, 2007 (Inception) to March 31, 2008
(Unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Issuance of common stock on December 14, 2007 at $0.01 per share	5,000,000	$500	$49,500	$-	$50,000

Net loss	-	-	-	(14,982)	(14,982)

Balance at December 31, 2007	5,000,000	500	49,500	(14,982)	35,018

Net loss	-	-	-	(9,079)	(9,079)

Balance at March 31, 2008	5,000,000	$500	$49,500	$(24,061)	$25,939

See accompanying notes.

ZETA ACQUISITION CORP. I
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

		Cumulative
		Period From
	Three	November 16, 2007
	Months Ended	(Inception) Through
	March 31, 2008	March 31, 2008
Operating activities

Net loss	$(9,079)	$(24,061)
Adjustments to reconcile net loss to net cash
used in operating activities:

Increase (decrease) in accrued expenses	(2,250)	2,000

Net cash used in operating activities	(11,329)	(22,061)

Financing activities
Proceeds from note payable, stockholder	-	10,000

Payments on note payable, stockholder	-	(10,000)
Proceeds from issuance of common stock	-	50,000
Net cash provided by financing activities	-	50,000

Net increase (decrease) in cash and cash equivalents	(11,329)	27,939

Cash and cash equivalents at beginning of period	39,268	-

Cash and cash equivalents at end of period	$27,939	$27,939

See accompanying notes.

ZETA ACQUISITION CORP. I
(A Development Stage Company)

Notes to Financial Statements
(Unaudited)
March 31, 2008

1. Nature of Operations and Significant Accounting Policies

Nature of Operations

Zeta Acquisition Corp. I (the "Company") was incorporated under the laws of the State of Delaware on November 16, 2007. The Company is a new enterprise in the development stage as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprise. The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company's principal business objective for the next twelve (12) months and beyond will be to achieve long-term growth potential through a combination with a business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Liquidity

Since its inception, the Company has generated no revenues and has incurred a net loss of $24,061. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three (3) months or less to be cash equivalents.

ZETA ACQUISITION CORP. I
(A Development Stage Company)

Notes to Financial Statements (continued)
(Unaudited)

1. Nature of Operations and Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2008. The Company considers the carrying value of cash and cash equivalents to approximate fair value due to its short maturity.

Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. The Company currently has no dilutive securities and as such, basic and diluted loss per share are the same for all periods presented.

Interim Financial Statements

The unaudited interim financial information included in this report reflects normal recurring adjustments that management believes are necessary for a fair statement of the results of operations, financial position, and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying notes contained in the Company’s Form 10-KSB filed February 1, 2008.

The results of operations for the three months and the period from November 16, 2007 (inception) ended March 31, 2008 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Recently Issued Accounting Pronouncements

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

ZETA ACQUISITION CORP. I
(A Development Stage Company)

Notes to Financial Statements (continued)
(Unaudited)

2. Note Payable, Stockholder

The Company issued an unsecured promissory note to a stockholder and officer of the Company in the amount of $10,000. The note was non-interest bearing and was repaid from the proceeds of the sale of common stock.

3. Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

4. Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. During December 2007, the Company issued 5,000,000 shares of its common stock pursuant to a private placement for $50,000.

5. Income Taxes

The Company has approximately $3,600 in gross deferred tax assets at March 31, 2008 resulting from capitalized formation costs. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefit is uncertain.

6. Commitment

The Company utilizes the office space and equipment of an officer and director at no cost on a month-to-month basis. Management estimates such amounts to be de minimis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Zeta Acquisition Corp. I (“we”, “our”, “us” or the “Company”) was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Results of Operations

For the three months ended March 31, 2008, the Company had no activities that produced revenues from operations.

For the three months ended March 31, 2008, the Company had a net loss of $9,079, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10-SB in February of 2008.

Liquidity and Capital Resources

As of March 31, 2008, the Company had assets equal to $27,939, comprised exclusively of cash and cash equivalents. The Company’s current liabilities as of March 31, 2008 totaled $2,000, comprised exclusively of accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows from operating, investing, and financing activities for the three months ended March 31, 2008 and for the cumulative period from November 16, 2007 (Inception) to March 31, 2008:

	Three Months Ended March 31, 2008	Cumulative Period From November 16, 2007 (Inception) to March 31, 2008
Net cash used in operating activities	$(11,329)	$(22,061)
Net cash used in investing activities	$0	$0
Net cash provided by financing activities	$0	$50,000
Net effect on cash	$(11,329)	$27,939

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Plan of Operations

The Company currently does not engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next twelve months we anticipate incurring costs related to:

(i) filing reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and
(ii) consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form 10-SB became effective, our officers and directors have had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the date of this filing, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, to ensure that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on November 16, 2007.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on February 1, 2008, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZETA ACQUISITION CORP. I

Dated: May 15, 2008	By:	/s/ John Pappajohn
John Pappajohn
President and Director

Dated: May 15, 2008	By:	/s/ Matthew P. Kinley
Matthew P. Kinley
Secretary, Chief Financial Officer and Director