Form 10-K
period 2008-12-31
ZETA ACQUISITION CORP I
filed 2009-03-31
CIK 1422141

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-53056

ZETA ACQUISITION CORP. I
 (Exact name of registrant as specified in its charter)

Delaware	61-1547849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Equity Dynamics Inc., 666 Walnut Street, Suite 2116, Des Moines, Iowa 50309
(Address of principal executive offices)

(515) 244-5746
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Check whether the registrant is required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒ No ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No

As of December 31, 2008, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 31, 2009, there were 5,000,000 shares of common stock, par value $.0001, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Zeta Acquisition Corp. I (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Description of Business.

Zeta Acquisition Corp. I (“we”, “us”, “our”, the "Company" or the "Registrant") was incorporated in the State of Delaware on November 16, 2007. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.  The Company selected December 31 as its fiscal year end.

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

The analysis of new business opportunities is undertaken by or under the supervision of the officers and directors of the Company.  As of this date the Company has not entered into any definitive agreement with any party.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

         (a)                      Potential for growth, indicated by new technology, anticipated market expansion or new products;

         (b)                      Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

         (c)                      Strength and diversity of management, either in place or scheduled for recruitment;

         (d)                      Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

         (e)                      The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

         (f)                      The extent to which the business opportunity can be advanced;

         (g)                      The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

         (h)                      Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

COMPETITION

The Company faces vast competition from other shell companies with the same objectives.  The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination.  A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us.  Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

FORM OF ACQUISITION

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Description of Property.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial.  The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of March 31, 2009, there was 4 holders of record of the Common Stock.

All outstanding shares of Common Stock are of the same class and have equal rights and attributes. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company. All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available. In the event of liquidation, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”).  The Company has not yet issued any of its preferred stock.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by its Board of Directors.  Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock.  In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.  Although we have no present intention to issue any shares of its authorized Preferred Stock, there can be no assurance that the Company will not do so in the future.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

On December 14, 2007, the Company offered and sold an aggregate of 5,000,000 shares of Common Stock for aggregate proceeds equal to $50,000.  The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

No securities have been issued for services. Neither the Registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Liquidity and Capital Resources

As of December 31, 2008, the Company had assets equal to $7,508, comprised exclusively of cash and cash equivalents.  This compares with assets equal to $39,268, comprised of cash and cash equivalents as of December 31, 2007.  The Company’s current liabilities as of December 31, 2008 totaled $6,108, comprised exclusively of accounts payable and accrued expenses.  This compares with the Company’s current liabilities of $4,250, comprised of accounts payable and accrued expenses as of December 31, 2007.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the year ended December 31, 2008, for the period from November 16, 2007 (Inception) through December 31, 2007 and for the cumulative period from November 16, 2007 (Inception) to December 31, 2008.

	For the Year Ended December 31, 2008	For the Period from November 16, 2007 (Inception) to December 31, 2007	For the Cumulative Period from November 16, 2007 (Inception) to December 31, 2008
Net Cash (Used in) Operating Activities	$(31,760)	$(10,732)	$(42,492)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	-	50,000	50,000
Net Increase (Decrease) in Cash	$(31,760)	$39,268	$7,508

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 16, 2007 (Inception) to December 31, 2008.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the year ended December 31, 2008, the Company had a net loss of $33,618 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2008 in May of 2008, Quarterly Report on Form 10-QSB for the period ended June 30, 2008 in August of 2008 and Quarterly Report on Form 10-Q for the period ended September 30, 2008 in November of 2008.

For the period from November 16, 2007 (Inception) to December 31, 2007, the Company had a net loss of $14,982 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company.

For the period from November 16, 2007 (Inception) to December 31, 2008, the Company had a net loss of $48,600 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in February of 2008 and  Quarterly Report on Form 10-QSB for the period ended March 31, 2008 in May of 2008, Quarterly Report on Form 10-QSB for the period ended June 30, 2008 in August of 2008 and Quarterly Report on Form 10-Q for the period ended September 30, 2008 in November of 2008.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.  Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

ZETA ACQUISITION CORP. I
(A Development Stage Company)

Financial Statements

December 31, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors
Zeta Acquisition Corp. I
(A Development Stage Company)

We have audited the accompanying balance sheets of Zeta Acquisition Corp. I (a development stage company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2008, the period from inception (November 16, 2007) to December 31, 2007, and the cumulative period from inception (November 16, 2007) to December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zeta Acquisition Corp. I (a development stage company), as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008,  the period from inception (November 16, 2007) to December 31, 2007, and the cumulative period from inception (November 16, 2007) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ LWBJ, LLP
West Des Moines, Iowa
March 27, 2009

ZETA ACQUISITION CORP. I
(A Development Stage Company)

Balance Sheets

	December 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$7,508	$39,268
Total assets	$7,508	$39,268

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$6,108	$4,250
Total liabilities	6,108	4,250

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	49,500	49,500
Deficit accumulated during the development stage	(48,600)	(14,982)
Total stockholders' equity	1,400	35,018
Total liabilities and stockholders' equity	$7,508	$39,268

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ZETA ACQUISITION CORP. I
 (A Development Stage Company)

Statements of Operations

	Year Ended December 31, 2008	For The Period From November 16, 2007 (Inception) Through December 31, 2007	Cumulative Period From November 16, 2007 (Inception)Through December 31, 2008
Operating expenses:
Formation costs	$5,050	$10,598	$15,648
General and administrative	28,568	4,384	32,952
Net loss	$(33,618)	$(14,982)	$(48,600)

Net loss per basic and diluted common share	$(0.01)	$(0.01)	$(0.01)

Weighted-average number of common shares outstanding	5,000,000	1,888,889	4,659,367

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ZETA ACQUISITION CORP. I
(A Development Stage Company)

Statements of Stockholders' Equity

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Issuance of common stock on
December 14, 2007 at $0.01 per share	5,000,000	$500	$49,500	$-	$50,000

Net loss	-	-	-	(14,982)	(14,982)
Balance at December 31, 2007	5,000,000	500	49,500	(14,982)	35,018

Net loss	-	-	-	(33,618)	(33,618)
Balance at December 31, 2008	5,000,000	$500	$49,500	$(48,600)	$1,400

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ZETA ACQUISITION CORP. I
(A Development Stage Company)

Statements of Cash Flows

	Year Ended December 31, 2008	For The Period From November 16, 2007 (Inception) Through December 31, 2007	Cumulative Period From November 16, 2007 (Inception) Through December 31, 2008
Operating activities
Net loss	$(33,618)	$(14,982)	$(48,600)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase in accrued expenses	1,858	4,250	6,108
Net cash used in operating activities	(31,760)	(10,732)	(42,492)

Financing activities
Proceeds from note payable, stockholder	-	10,000	10,000
Payments on note payable, stockholder	-	(10,000)	(10,000)
Proceeds from issuance of common stock	-	50,000	50,000
Net cash provided by financing activities	-	50,000	50,000
Net increase (decrease) in cash and cash equivalents	(31,760)	39,268	7,508

Cash and cash equivalents at beginning of period	39,268	-	-
Cash and cash equivalents at end of period	$7,508	$39,268	$7,508

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ZETA ACQUISITION CORP. I
(A Development Stage Company)

Notes to Financial Statements

December 31, 2008

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

Liquidity

Since its inception, the Company has generated no revenues and has incurred a net loss of $48,600.  Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities.  The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction.  In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources.  The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In June 2006, the Financial Accounting Standards Board ("FASB") issued interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 ("FIN 48").  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109.  FIN 48 prescribed that a company should use a more likely-than-not recognition threshold based on the technical merits of the tax position taken.  Tax positions that meet the more likely-than-not threshold should be measured in order to determine the tax benefit to be recognized in the financial statements.  FIN 48 was effective for the fiscal year beginning January 1, 2007.  The Company has reviewed FIN 48 and believes it has no uncertainties with regard to its tax positions.  Should uncertainties arise, the Company shall adopt a tax position that is more likely-than-not that the tax position will be sustained upon examination.

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2008.  The Company considers the carrying value of cash and cash equivalents, accounts payable, and accrued expenses to approximate fair value due to their short maturities.

Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period.  The Company currently has no dilutive securities and as such, basic and diluted loss per share are the same for all periods presented.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect.

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

The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax asset at December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007
Deferred tax asset:
Capitalized formation costs	$7,300	$2,247
Valuation allowance	(7,300)	(2,247)
Net deferred tax asset recognized	$—	$—

A full valuation allowance has been recorded against the Company's deferred tax asset because, based on the weight of available evidence, it is more likely than not that such benefits will not be realized.

The benefit from income taxes differs from the amount computed by applying the United States (US) federal income tax rate of fifteen percent (15%) to loss before income taxes for the year ended December 31, 2008 and the period from November 16, 2007 (Inception) to December 31, 2007 as follows:

	Year Ended December 31, 2008	Period From November 16, 2007 (Inception) to December 31, 2007
US federal income tax benefit at statutory rate	$(7,300)	$(2,247)
Change in valuation allowance	7,300	2,247
Benefit from income taxes	$—	$—

6.	Commitment

The Company utilizes the office space and equipment of an officer and director at no cost on a month-to-month basis.  Management estimates such amounts to be di minimis.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Company’s management including the President, Principal Financial Officer and Secretary, concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls and Procedures

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

 As of December 31, 2008, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2008, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position
John Pappajohn	80	President and Director
Matthew P. Kinley	41	Secretary, Chief Financial Officer and Director

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

John Pappajohn has served as our President and Director since inception.  Mr. Pappajohn currently serves as the President and principal stockholder of Equity Dynamics, Inc., a financial consulting firm, and has served as such since 1969.  He is also the sole owner of Pappajohn Capital Resources, a venture capital firm.  Mr. Pappajohn has been involve in the development and financing of more than one hundred companies during his career and has served as a director of more than 40 public companies.  Mr. Pappajohn currently serves as a director of the following public companies: American CareSource Holdings, Inc., ConMed Healthcare Management, Inc., PharmAthene, Inc., and SpectraScience, Inc., which trade under the symbols “NASDAQ NMS:ANCI,” “NASDAQ OTCBB:CMHM,” “AMEX:PIP,” and “NASDAQ OTCBB:SCIE”, respectively.  Mr. Pappajohn received his B.S.C. from the University of Iowa in 1952.

Matthew P. Kinley has served as our Chief Financial Officer, Secretary and a Director since inception.  Mr. Kinley currently serves as the Senior Vice President of Equity Dynamics, Inc., a financial consulting firm, and Pappajohn Capital Resources, a venture capital firm.  He has served as such since 1995.  Mr. Kinley served as President and as a director of the Healthcare Acquisition Corp. from April 2005 through August 2007.  Healthcare Acquisition Corp. is now the public company known as PharmAthene, Inc., which trades under the symbol “AMEX:PIP.”  Mr. Kinley has been involved in the financing and development of more than 25 companies in the past ten years.  From 1990 through 1995, Mr. Kinley was manager and held various positions at KPMG Peat Marwick, working on tax, audit and merger and acquisition issues.  He currently serves on the Board of Directors of several private companies.   Mr. Kinley also serves on the College of Business Executive Advisory Board and the Entrepreneurial Center Advisory Board at the University of Northern Iowa.  Mr. Kinley received his B.A. in Business, with highest honors, from the University of Northern Iowa in May 1990.

Prior Blank Check Company Experience

As indicated below, members of the management also serve as officers and directors of:

Name	Filing Date Registration Statement	Operating Status	SEC File Number	Pending Business Combinations	Additional Information
Healthcare Acquisition Corp.	April 25, 2005	Effective July 28, 2005	001-32587	Completed August 3, 2007
Mr. Pappajohn has served as Chairman of the company since inception.  Mr. Pappajohn also served as Secretary of the company until he resigned on August 3, 2007.  Mr. Kinley served as President, Treasurer and director of the company until he resigned on August 3, 2007.

Zeta Acquisition Corp. II, Inc. and Zeta Acquisition Corp. III Inc.	January 31, 2008	Effective April 1, 2008	000-53057 000-53058	None.	Messrs. Pappajohn and Kinley have been officers and directors of these companies since inception.

 (b)  Significant Employees.

As of the date hereof, the Company has no significant employees.

(c)  Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

(d)   Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Compliance with Section 16(a) of the Exchange Act

                 Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2008 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers and directors serve in these capacities.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.  The Company intends to continue to search for a qualified individual for hire.

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal year ended December 31, 2008 and December 31, 2007.

Name and Position	Year	Cash Compensation	Other Compensation
John Papajohn, President and Director	2008 2007	None None	None None
Michael Kinley, Chief Financial Officer, Secretary and Director	2008 2007	None None	None None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of March 31, 2009, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class
John Pappajohn (1) c/o Equity Dynamics Inc. 666 Walnut Street, Suite 2116 Des Moines, Iowa 50309	2,000,000		40%

Matthew P. Kinley (2) c/o Equity Dynamics Inc. 666 Walnut Street, Suite 2116 Des Moines, Iowa 50309	2,000,000	(3)	40%

AANA Ltd. c/o Argyris Vassiliou 94 Nathan Hale Drive Stamford, Connecticut 06902	625,000	(4)	12.5%

NICALE Partners c/o Argyris Vassiliou 94 Nathan Hale Drive Stamford, Connecticut 06902	375,000	(5)	7.5%

(1)	Mr. Pappajohn serves as President and director of the Company.

(2)	Mr. Kinley serves as Secretary, Chief Financial Officer and director of the Company.

(3)
Represents share of common stock owned by Goldfield Partners.  Mr. Kinley and his immediate family members are the sole owners of Goldfield Partners and Mr. Kinley has sole investment and voting power of these shares.  Therefore, Mr. Kinley may be deemed the beneficial owner of the shares of common stock held by Goldfield Partners.

(4)
Represents share of common stock owned by AANA Ltd.  Mr. Vassiliou, his wife and his two minor children are the owner of AANA Ltd. Mr. Vassiliou has sole investment and voting power of these shares.  Therefore, Mr. Vassiliou may be deemed the beneficial owner of the shares of common stock held by AANA Ltd.

(5)
Represents share of common stock owned by NICALE Partners.  Mr. Vassiliou’s minor children are the owners of NICALE Partners. Mr. Vassiliou has sole investment and voting power of these shares.  Therefore, Mr. Vassiliou may be deemed the beneficial owner of the shares of common stock held by NICALE Partners.

(b)           The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accounting Fees and Services

  LWBJ Financial (“LWBJ”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by LWBJ for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were approximately $10,500 and $0, respectively, for the fiscal years ended December 31, 2008 and December 31, 2007.

Audit-Related Fees

There were no fees billed by LWBJ for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2008 and December 31, 2007.

Tax Fees

There were no fees billed by LWBJ for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2008 and December 31, 2007.

All Other Fees

There were no fees billed by LWBJ for other products and services for the fiscal years ended December 31, 2008 and December 31, 2007.

Audit Committee’s Pre-Approval Process

 The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

*Page F-1 follows page 10 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
*3.1	Certificate of Incorporation

*3.2	By-laws

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed as an exhibit to the Company's registration statement on Form 10, as filed with the SEC on February 1, 2008, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZETA ACQUISITION CORP. I

Dated: March 31, 2009	By:	/s/ John Pappajohn
John Pappajohn
President and Director Principal Executive Officer

Dated: March 31, 2009	By:	/s/ Matthew P. Kinley
Matthew P. Kinley
Secretary, Chief Financial Officer Principal Accounting Officer Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ John Pappajohn	President and Director	March 31, 2009
John Pappajohn

/s/ Matthew P. Kinley	Secretary, Chief Financial	March 31, 2009
Matthew P. Kinley	Officer and Director