Form 10-Q
period 2010-06-30
ZETA ACQUISITION CORP I
filed 2010-08-13
CIK 1422141

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of August 12, 2010.

ZETA ACQUISITION CORP. I

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):

	Condensed Balance Sheets as of June 30, 2010 and December 31, 2009	1

	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009 and for the Cumulative Period from November 16, 2007 (Inception) to June 30, 2010	2

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 and for the Cumulative Period from November 16, 2007 (Inception) through June 30, 2010	3

	Notes to Condensed Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4T.	Controls and Procedures	10

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Removed and Reserved	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

Signatures		12

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

ZETA ACQUISITION CORP. I
(A Development Stage Company)

Condensed Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,760	$11,142
Prepaid expenses	5,625	1,875
Total assets	$11,385	$13,017

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$4,863	$6,613
Notes payable, stockholders	35,000	25,000
Total liabilities	39,863	31,613

Stockholders' deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	49,500	49,500
Deficit accumulated during the development stage	(78,478)	(68,596)
Total stockholders' deficit	(28,478)	(18,596)
Total liabilities and stockholders' deficit	$11,385	$13,017

See accompanying notes.

ZETA ACQUISITION CORP. I
(A Development Stage Company)

Condensed Statements of Operations
(Unaudited)

					Cumulative
					Period From
	Three Months Ended		Six Months Ended		November 16, 2007
	June 30,		June 30,		(Inception) Through
	2010	2009	2010	2009	June 30, 2010
Operating expenses:
Formation costs	$-	$-	$-	$-	$15,648
General and administrative	5,121	3,545	9,057	6,950	61,167
Operating loss	(5,121)	(3,545)	(9,057)	(6,950)	(76,815)

Interest expense	455	82	825	82	1,663
Net loss	$(5,576)	$(3,627)	$(9,882)	$(7,032)	$(78,478)

Net loss per basic and diluted common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted-average number of common shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000	4,853,710

See accompanying notes.

ZETA ACQUISITION CORP. I
(A Development Stage Company)

Condensed Statements of Cash Flows
(Unaudited)

			Cumulative
			Period From
	Six Months Ended		November 16, 2007
	June 30,		(Inception) Through
	2010	2009	June 30, 2010
Operating activities
Net loss	$(9,882)	$(7,032)	$(78,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in prepaid expenses	(3,750)	(4,500)	(5,625)
Increase (decrease) in accrued expenses	(1,750)	(4,201)	4,863
Net cash used in operating activities	(15,382)	(15,733)	(79,240)

Financing activities
Proceeds from notes payable, stockholders	10,000	25,000	45,000
Payments on notes payable, stockholders	-	-	(10,000)
Proceeds from issuance of common stock	-	-	50,000
Net cash provided by financing activities	10,000	25,000	85,000
Net increase (decrease) in cash and cash equivalents	(5,382)	9,267	5,760

Cash and cash equivalents at beginning of period	11,142	7,508	-
Cash and cash equivalents at end of period	$5,760	$16,775	$5,760

See accompanying notes.

ZETA ACQUISITION CORP. I
(A Development Stage Company)

Notes to Condensed Financial Statements
(Unaudited)
June 30, 2010

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

Liquidity

Since its inception, the Company has generated no revenues and has incurred a net loss of $78,478.  Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities.  The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction.  In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources.  The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fair Value of Financial Instruments

Pursuant to ASC Topic 820-10, Fair Value Measurements and Disclosures, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2010.  The Company considers the carrying value of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, and notes payable, stockholders to approximate fair value due to their short maturity.

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

The results of operations for the three months and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Recently Issued Accounting Pronouncements

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

ZETA ACQUISITION CORP. I
(A Development Stage Company)

Notes to Condensed Financial Statements (continued)
(Unaudited)

2.	Notes Payable, Stockholders

During 2010, the Company issued unsecured promissory notes to various stockholders of the Company.  The notes total $10,000, bear interest at 6% and are due on demand.

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

The Company has approximately $11,800 in gross deferred tax assets at June 30, 2010 resulting from capitalized start-up costs and net operating losses.  A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefit is uncertain.

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

Description of Business

The Company was incorporated in the State of Delaware on November 16, 2007 (Inception) and maintains its principal executive office at 666 Walnut Street, Suite 2116, Des Moines, Iowa 50309. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on February 1, 2008, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Since our Registration Statement on Form 10-SB went effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

Liquidity and Capital Resources

As of June 30, 2010, the Company had current assets equal to $11,385 comprised of cash and cash equivalents and prepaid expenses.  This compares with assets of $13,017, comprised of cash and cash equivalents and prepaid expenses as of December 31, 2009. The Company’s current liabilities as of June 30, 2010 totaled $39,863, comprised of accounts payable, accrued expenses and notes payable to stockholders.  This compares with liabilities of $31,613, comprised of accounts payable, accrued expenses and notes payable to stockholders, as of December 31, 2009. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2010 and 2009 and for the cumulative period from November 16, 2007 (Inception) to June 30, 2010:

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	For the Cumulative Period from November 16, 2007 (Inception) to June 30, 2010
Net Cash (Used in) Operating Activities	$(15,382)	$(15,733)	$(79,240)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$10,000	$25,000	$85,000
Net Increase (decrease) in Cash and Cash Equivalents	$(5,382)	$9,267	$5,760

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 16, 2007 (Inception) though June 30, 2010. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended June 30, 2010, the Company had a net loss of $5,576 and $9,882 respectively, consisting of interest expense and legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.  This compares with a net loss of $3,627 and $7,032, respectively for the three and six months ended June 30, 2009 consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the period from November 16, 2007 (Inception) to June 30, 2010, the Company had a net loss of $78,478 comprised exclusively of interest expense and legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in February of 2008, and the filing of the Company’s periodic reports on Form 10-Q and Form 10-K.

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

Dated: August 12, 2010	ZETA ACQUISITION CORP. I

	By:	/s/ John Pappajohn
John Pappajohn
President and Director
Principal Executive Officer

	By:	/s/ Matthew P. Kinley
Matthew P. Kinley
Secretary, Chief Financial Officer and Director
Principal Financial Officer