Form 10-Q
period 2011-09-30
ZETA ACQUISITION CORP I
filed 2011-11-14
CIK 1422141

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of November 14, 2011.

ZETA ACQUISITION CORP. I

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Condensed Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	1

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 and for the Cumulative Period from November 16, 2007 (Inception) to September 30, 2011	2

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 and for the Cumulative Period from November 16, 2007 (Inception) through September 30, 2011	3

	Notes to Condensed Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Removed and Reserved	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

Signatures		12

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

ZETA ACQUISITION CORP. I
(A Development Stage Company)

Condensed Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,661	$11,898
Prepaid expenses	4,350	14,975
Total assets	$8,011	$26,873

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$2,497	$2,064
Accrued expenses	7,243	8,388
Notes payable, stockholders	60,000	60,000
Total liabilities	69,740	70,452

Stockholders' deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	49,500	49,500
Deficit accumulated during the development stage	(111,729)	(93,579)
Total stockholders' deficit	(61,729)	(43,579)
Total liabilities and stockholders' deficit	$8,011	$26,873

See accompanying notes.

ZETA ACQUISITION CORP. I
(A Development Stage Company)

Condensed Statements of Operations
(Unaudited)

					Cumulative
					Period From
	Three Months Ended		Nine Months Ended		November 16, 2007
	September 30,		September 30,		(Inception) Through
	2011	2010	2011	2010	September 30, 2011
Operating expenses:
Formation costs	-	$-	$-	$-	$15,648
General and administrative	5,359	4,238	15,457	13,295	90,600
Operating loss	(5,359)	(4,238)	(15,457)	(13,295)	(106,248)

Interest expense	907	529	2,693	1,354	5,481
Net loss	(6,266)	$(4,767)	$(18,150)	$(14,649)	$(111,729)

Net loss per basic and diluted common share	(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted-average number of common shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000	4,900,990

See accompanying notes.

ZETA ACQUISITION CORP. I
(A Development Stage Company)

Condensed Statements of Cash Flows
(Unaudited)

			Cumulative
			Period From
	Nine Months Ended		November 16, 2007
	September 30,		(Inception) Through
	2011	2010	September 30, 2011
Operating activities
Net loss	$(18,150)	$(14,649)	$(111,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in prepaid expenses	10,625	(1,875)	(4,350)
Increase in accounts payable	433	356	2,497
Increase (decrease) in accrued expenses	(1,145)	(2,720)	7,243
Net cash used in operating activities	(8,237)	(18,888)	(106,339)

Financing activities
Proceeds from notes payable, stockholders	-	10,000	70,000
Payments on notes payable, stockholders	-	-	(10,000)
Proceeds from issuance of common stock	-	-	50,000
Net cash provided by financing activities	-	10,000	110,000
Net increase (decrease) in cash and cash equivalents	(8,237)	(8,888)	3,661

Cash and cash equivalents at beginning of period	11,898	11,142	-
Cash and cash equivalents at end of period	$3,661	$2,254	$3,661

See accompanying notes.

ZETA ACQUISITION CORP. I
(A Development Stage Company)

Notes to Condensed Financial Statements
(Unaudited)
September 30, 2011

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

Liquidity

Since its inception, the Company has generated no revenues and has incurred a net loss of $111,729.  Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities.  The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction.  In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources.  The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fair Value of Financial Instruments

Pursuant to ASC Topic 820-10, Fair Value Measurements and Disclosures, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2011.  The Company considers the carrying value of cash and cash equivalents, prepaid expenses, accounts payable, accrued expenses, and notes payable, stockholders to approximate fair value due to their short maturity.

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

The results of operations for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for other interim periods or the full year.

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

During 2010, various stockholders loaned the Company $35,000 and were issued unsecured promissory notes which bear interest at 6% and are due on demand.  Similar stockholder loans amounted to $25,000 during 2009.  Interest of $5,481 was accrued and unpaid at September 30, 2011.

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

The Company has approximately $16,800 in gross deferred tax assets at September 30, 2011 resulting from capitalized start-up costs and net operating losses.  A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefit is uncertain.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $3,661 of cash in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of September 30, 2011, the Company had current assets equal to $8,011 comprised of cash and cash equivalents and prepaid expenses.  This compares with assets of $26,873, comprised of cash and cash equivalents and prepaid expenses as of December 31, 2010. The Company’s current liabilities as of September 30, 2011 totaled $69,740, comprised of accounts payable, accrued expenses and notes payable to stockholders.  This compares with liabilities of $70,452, comprised of accounts payable, accrued expenses and notes payable to stockholders, as of December 31, 2010. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2011 and 2010 and for the cumulative period from November 16, 2007 (Inception) to September 30, 2011:
	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	For the Cumulative Period from November 16, 2007 (Inception) to September 30, 2011
Net Cash (Used in) Operating Activities	$(8,237)	$(18,888)	$(106,339)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$-	$10,000	$110,000
Net Increase (decrease) in Cash and Cash Equivalents	$(8,237)	$(8,888)	$3,661

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 16, 2007 (Inception) though September 30, 2011. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended September 30, 2011, the Company had a net loss of $6,266 and $18,150, respectively, consisting of interest expense and legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.  This compares with a net loss of $4,767 and $14,649 for the three and nine months ended September 30, 2010, respectively, consisting of interest expense, and legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the period from November 16, 2007 (Inception) to September 30, 2011, the Company had a net loss of $111,729 comprised of interest expense and legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in February of 2008, and the filing of the Company’s periodic reports on Form 10-Q and Form 10-K.

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

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

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

Dated: November 14, 2011	ZETA ACQUISITION CORP. I

	By:	/s/ John Pappajohn
John Pappajohn
President and Director
Principal Executive Officer

	By:	/s/ Matthew P. Kinley
Matthew P. Kinley
Secretary, Chief Financial Officer and Director
Principal Financial Officer