Form 10-Q
period 2012-03-31
ZETA ACQUISITION CORP I
filed 2012-05-15
CIK 1422141

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of May 15, 2012.

ZETA ACQUISITION CORP. I

- INDEX -

ZETA ACQUISITION CORP. I

(A Development Stage Company)

Condensed Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,225	$1,727
Prepaid expenses	625	2,475
Total assets	$21,850	$4,202

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$3,817	$2,952
Accrued interest	7,519	6,388
Accrued expenses	1,500	5,500
Notes payable, stockholders	85,000	60,000
Total liabilities	97,836	74,840

Stockholders' deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	49,500	49,500
Deficit accumulated during the development stage	(125,986)	(120,638)
Total stockholders' deficit	(75,986)	(70,638)
Total liabilities and stockholders' deficit	$21,850	$4,202

See accompanying notes.

ZETA ACQUISITION CORP. I

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

			Cumulative
			Period From
	Three Months Ended		November 16, 2007
	March 31,		(Inception) Through
	2012	2011	March 31, 2012
Operating expenses:
Formation costs	$-	-	$15,648
General and administrative	4,217	4,272	102,819
Operating loss	(4,217)	(4,272)	(118,467)

Interest expense	1,131	888	7,519
Net loss	$(5,348)	$(5,160)	$(125,986)

Net loss per basic and diluted common share	$(0.00)	$(0.00)	$(0.03)

Weighted-average number of common shares outstanding	5,000,000	5,000,000	4,912,336

See accompanying notes.

ZETA ACQUISITION CORP. I

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

			Cumulative
			Period From
	Three Months Ended		November 16, 2007
	March 31,		(Inception) Through
	2012	2011	March 31, 2012
Operating activities
Net loss	$(5,348)	$(5,160)	$(125,986)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Decrease (increase) in prepaid expenses	1,850	6,875	(625)
Increase in accounts payable	865	1,145	3,817
Increase in accrued interest	1,131	888	7,519
Increase (decrease) in accrued expenses	(4,000)	(1,012)	1,500
Net cash provided by (used in) operating activities	(5,502)	2,736	(113,775)

Financing activities
Proceeds from notes payable, stockholders	25,000	-	95,000
Payments on notes payable, stockholders	-	-	(10,000)
Proceeds from issuance of common stock	-	-	50,000
Net cash provided by financing activities	25,000	-	135,000
Net increase in cash and cash equivalents	19,498	2,736	21,225

Cash and cash equivalents at beginning of period	1,727	11,898	-
Cash and cash equivalents at end of period	$21,225	$14,634	$21,225

See accompanying notes.

ZETA ACQUISITION CORP. I

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

March 31, 2012

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

Liquidity

Since its inception, the Company has generated no revenues and has incurred a net loss of $125,986. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fair Value of Financial Instruments

Pursuant to ASC Topic 820-10, Fair Value Measurements and Disclosures, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2012. The Company considers the carrying value of cash and cash equivalents, prepaid expenses, accounts payable, accrued expenses, and notes payable, stockholders to approximate fair value due to their short maturity.

Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. The Company currently has no dilutive securities and as such, basic and diluted loss per share are the same for all periods presented.

Interim Financial Statements

The unaudited interim financial information included in this report reflects normal recurring adjustments that management believes are necessary for a fair statement of the results of operations, financial position, and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying notes contained in the Company′s Form 10-K filed March 30, 2012.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Reclassifications

Certain items in the March 31, 2011 financial statements have been reclassified to conform to current period presentation, with no effect on net loss or stockholders' deficit.

Recently Issued Accounting Pronouncements

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

ZETA ACQUISITION CORP. I

(A Development Stage Company)

Notes to Condensed Financial Statements (continued)

(Unaudited)

2.	Notes Payable, Stockholders

During 2012, various stockholders loaned the Company $25,000 and were issued unsecured promissory notes which bear interest at 6% and are due on demand. Similar stockholder loans amounted to $35,000 during 2010 and $25,000 during 2009. Interest of $7,519 was accrued and unpaid at March 31, 2012.

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

The Company has approximately $42,800 in gross deferred tax assets at March 31, 2012 resulting from capitalized start-up costs and net operating losses. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefit is uncertain.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $21,225 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of March 31, 2012, the Company had current assets equal to $21,850, comprised of cash and cash equivalents and prepaid expenses. This compares with assets of $4,202, comprised of cash and cash equivalents and prepaid expenses as of December 31, 2011. The Company’s current liabilities as of March 31, 2012 totaled $97,836, comprised of accounts payable, accrued interest, accrued expenses and notes payable to stockholders. This compares with liabilities of $74,840, comprised of accounts payable, accrued interest, accrued expenses and notes payable to stockholders, as of December 31, 2011. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2012 and 2011 and for the cumulative period from November 16, 2007 (Inception) to March 31, 2012:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	For the Cumulative Period from November 16, 2007 (Inception) to March 31, 2012
Net Cash Provided by (Used in) Operating Activities	$(5,502)	$2,736	$(113,775)
Net Cash Provided by (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$25,000	$-	$135,000
Net Increase in Cash and Cash Equivalents	$19,498	$2,736	$21,225

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 16, 2007 (Inception) though March 31, 2012. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended March 31, 2012, the Company had a net loss of $5,348, consisting of interest expense and legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports. This compares with a net loss of $5,160 for the three months ended March 31, 2011 consisting of interest expense, and legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the period from November 16, 2007 (Inception) to March 31, 2012, the Company had a net loss of $125,986 comprised exclusively of interest expense and legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in February of 2008, and the filing of the Company’s periodic reports on Form 10-Q and Form 10-K.

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

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on November 16, 2007.

*3.2	By-Laws.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the SEC on February 1, 2008, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2012	ZETA ACQUISITION CORP. I

	By:	/s/ John Pappajohn
John Pappajohn
President and Director
Principal Executive Officer

	By:	/s/ Matthew P. Kinley
Matthew P. Kinley
Secretary, Chief Financial Officer and Director
Principal Financial Officer

