Form 10-K
period 2012-12-31
ZETA ACQUISITION CORP I
filed 2013-03-28
CIK 1422141

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

As of December 31, 2012, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 28, 2013, there were 5,000,000 shares of common stock, par value $.0001, outstanding.

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

Emerging Growth Company

The Company is an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Securities Exchange Act of 1934 to hold a nonbinding advisory vote of shareholders on executive compensation and any golden parachute payments not previously approved.

The Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

To the extent that we continue to qualify as a “smaller reporting company”, as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of March 28, 2013, there were 4 holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended December 31, 2012.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $2,237 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of December 31, 2012, the Company had assets equal to $5,737, comprised of cash, cash equivalents and prepaid expenses. This compares with assets equal to $4,202, comprised of cash, cash equivalents and prepaid expenses as of December 31, 2011. As of December 31, 2012, the Company’s liabilities totaled $103,712, comprised of accounts payable, accrued interest, accrued expenses and notes payable to stockholders. This compares with total liabilities of $74,840, comprised of accounts payable, accrued interest, accrued expenses and notes payables to stockholders, as of December 31, 2011. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2012 and 2011 and for the cumulative period from November 16, 2007 (Inception) to December 31, 2012:

	Fiscal Year Ended December 31, 2012	Fiscal Year Ended December 31, 2011	For the Cumulative Period from November 16, 2007 (Inception) to December 31, 2012
Net Cash Used in Operating Activities	$(24,490)	$(10,171)	$(132,763)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	25,000	-	135,000
Net Increase (Decrease) in Cash and Cash Equivalents	$510	$(10,171)	$2,237

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

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 16, 2007 (Inception) to December 31, 2012. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended December 31, 2012, the Company had a net loss of $27,337, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general, administrative, and interest expenses.

For the fiscal year ended December 31, 2011, the Company had a net loss of $27,059, comprised of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general, administrative, and interest expenses.

For the cumulative period from November 16, 2007 (Inception) to December 31, 2012, the Company had a net loss of $147,975 comprised of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the preparation and the filing of the Company’s Registration Statement on Form 10-SB in February of 2008, the filing of the Company’s periodic reports, and general, administrative, and interest expenses.

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

December 31, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Zeta Acquisition Corp. I

(A Development Stage Company)

We have audited the accompanying balance sheets of Zeta Acquisition Corp. I (a development stage company) as of December 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years ended December 31, 2012 and 2011, and the cumulative period from inception (November 16, 2007) to December 31, 2012. Zeta Acquisition Corp. I's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zeta Acquisition Corp. I (a development stage company), as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years ended December 31, 2012 and 2011, and the cumulative period from inception (November 16, 2007) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

West Des Moines, Iowa

March 28, 2013

F-1

ZETA ACQUISITION CORP. I

(A Development Stage Company)

Balance Sheets

	December 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$2,237	$1,727
Prepaid expenses	3,500	2,475
Total assets	$5,737	$4,202

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$1,850	$2,952
Accrued interest	11,362	6,388
Accrued expenses	5,500	5,500
Notes payable, stockholders	85,000	60,000
Total liabilities	103,712	74,840

Stockholders' deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	49,500	49,500
Deficit accumulated during the development stage	(147,975)	(120,638)
Total stockholders' deficit	(97,975)	(70,638)
Total liabilities and stockholders' deficit	$5,737	$4,202

The accompanying notes are an integral part of these financial statements.

F-2

ZETA ACQUISITION CORP. I

(A Development Stage Company)

Statements of Operations

			Cumulative
			Period From
	Year Ended	Year Ended	November 16, 2007
	December 31,	December 31,	(Inception) Through
	2012	2011	December 31, 2012
Operating expenses:
Formation costs	$-	$-	$15,648
General and administrative	22,363	23,459	120,965
Operating loss	(22,363)	(23,459)	(136,613)

Interest expense	4,974	3,600	11,362
Net loss	$(27,337)	$(27,059)	$(147,975)

Net loss per basic and diluted common share	$(0.01)	$(0.01)	$(0.03)

Weighted-average number of common shares outstanding	5,000,000	5,000,000	4,925,214

The accompanying notes are an integral part of these financial statements.

F-3

ZETA ACQUISITION CORP. I

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Issuance of common stock on December 14, 2007 at $0.01 per share	5,000,000	$500	$49,500	$-	$50,000

Net loss	-	-	-	(14,982)	(14,982)
Balance at December 31, 2007	5,000,000	500	49,500	(14,982)	35,018

Net loss	-	-	-	(33,618)	(33,618)
Balance at December 31, 2008	5,000,000	500	49,500	(48,600)	1,400

Net loss	-	-	-	(19,996)	(19,996)
Balance at December 31, 2009	5,000,000	500	49,500	(68,596)	(18,596)

Net loss	-	-	-	(24,983)	(24,983)
Balance at December 31, 2010	5,000,000	500	49,500	(93,579)	(43,579)

Net loss	-	-	-	(27,059)	(27,059)
Balance at December 31, 2011	5,000,000	500	49,500	(120,638)	(70,638)

Net loss	-	-	-	(27,337)	(27,337)
Balance at December 31, 2012	5,000,000	$500	$49,500	$(147,975)	$(97,975)

The accompanying notes are an integral part of these financial statements.

F-4

ZETA ACQUISITION CORP. I

(A Development Stage Company)

Statements of Cash Flows

			Cumulative
			Period From
	Year ended	Year ended	November 16, 2007
	December 31,	December 31,	(Inception) Through
	2012	2011	December 31, 2012
Operating activities
Net loss	$(27,337)	$(27,059)	$(147,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in prepaid expenses	(1,025)	12,500	(3,500)
Increase (decrease) in accounts payable	(1,102)	788	1,850
Increase in accrued interest	4,974	3,600	11,362
Increase in accrued expenses	-	-	5,500
Net cash used in operating activities	(24,490)	(10,171)	(132,763)

Financing activities
Proceeds from notes payable, stockholders	25,000	-	95,000
Payments on notes payable, stockholders	-	-	(10,000)
Proceeds from issuance of common stock	-	-	50,000
Net cash provided by financing activities	25,000	-	135,000
Net increase (decrease) in cash and cash equivalents	510	(10,171)	2,237

Cash and cash equivalents at beginning of period	1,727	11,898	-
Cash and cash equivalents at end of period	$2,237	$1,727	$2,237

The accompanying notes are an integral part of these financial statements.

F-5

ZETA ACQUISITION CORP. I

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012

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

Liquidity

Since its inception, the Company has generated no revenues and has incurred a net loss of $147,975. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. During 2012, the Company received loans of $25,000 to fund operations (Note 2). The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fair Value of Financial Instruments

Pursuant to ASC Topic 820-10, Fair Value Measurements and Disclosures, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2012 and 2011. The Company considers the carrying value of cash and cash equivalents, accounts payable, accrued expenses, accrued interest, and notes payable to stockholders to approximate fair value due to their short maturities.

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

During 2012, various stockholders loaned the Company $25,000 and were issued unsecured promissory notes which bear interest at 6% and are due on demand. Similar stockholder loans amounted to $35,000 and $25,000 during 2010 and 2009, respectively. Interest of $11,362 and $6,388 was accrued and unpaid at December 31, 2012 and 2011, respectively.

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

The Company has reviewed its tax positions as of December 31, 2012 and 2011, and has not identified any positions that are uncertain. Income tax returns filed and to be filed for the years ended December 31, 2010, 2011, and 2012 are open to review by the Internal Revenue Service.

The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax asset at December 31, 2012 and 2011 are as follows:

	December 31,	December 31,
	2012	2011
Deferred tax asset:
Capitalized formation costs	$46,400	$38,800
Net operating loss carryforward	3,900	2,200
Valuation allowance	(50,300)	(41,000)
Net deferred tax asset recognized	$—	$—

A full valuation allowance has been recorded against the Company's deferred tax asset because, based on the weight of available evidence, it is more likely than not that such benefits will not be realized. As of December 31, 2012, the Company has a net operating loss carryforward for federal and state income tax purposes of approximately $11,400. The net operating loss carryforward will begin to expire in 2032.

The benefit from income taxes differs from the amount computed by applying the United States (US) federal income tax rate of thirty-four percent (34%) in 2012 and 2011 to loss before income taxes for the years ended December 31, 2012 and 2011 as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011

US federal income tax benefit at statutory rate	$(9,300)	$(9,200)
Change in expected effective tax rate from 15% to 34%	—	(17,800)
Change in valuation allowance	9,300	27,000
Benefit from income taxes	$—	$—

F-8

ZETA ACQUISITION CORP. I

(A Development Stage Company)

Notes to Financial Statements (continued)

6.	Commitment

The Company utilizes the office space and equipment of an officer and director at no cost on a month-to-month basis. Management estimates such amounts to be de minimis.

F-9

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

As of December 31, 2012, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2012, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

John Pappajohn	84	President and Director
Matthew P. Kinley	45	Secretary, Chief Financial Officer and Director

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

John Pappajohn has served as our President and Director since inception.  Mr. Pappajohn currently serves as the President and principal stockholder of Equity Dynamics, Inc., a financial consulting firm, and has served as such since 1969.  He is also the sole owner of Pappajohn Capital Resources, a venture capital firm.  Mr. Pappajohn has been involved in the development and financing of more than one hundred companies during his career and has served as a director of more than 40 public companies.  Mr. Pappajohn currently serves as a director of the following public companies: American CareSource Holdings, Inc., and CNS Response, Inc., which trade under the symbols “NASDAQ NMS:ANCI,” and “NASDAQ OTCBB:CNSO,” respectively.  Mr. Pappajohn received his B.S.C. from the University of Iowa in 1952.

Matthew P. Kinley has served as our Chief Financial Officer, Secretary and a Director since inception.  Mr. Kinley currently serves as the Senior Vice President of Equity Dynamics, Inc., a financial consulting firm, and Pappajohn Capital Resources, a venture capital firm.  He has served as such since 1995.  Mr. Kinley served as President and as a director of the Healthcare Acquisition Corp. from April 2005 through August 2007.  Healthcare Acquisition Corp. is now the public company known as PharmAthene, Inc., which trades under the symbol “AMEX:PIP.”  Mr. Kinley has been involved in the financing and development of more than 25 companies in the past ten years.  From 1990 through 1995, Mr. Kinley was manager and held various positions at KPMG Peat Marwick, working on tax, audit and merger and acquisition issues.  He currently serves on the Board of Directors of American CareSource Holdings, Inc. (NASDAQ NMS:ANCI) and of several private companies.   Mr. Kinley also serves on the College of Business Executive Advisory Board and the Entrepreneurial Center Advisory Board at the University of Northern Iowa.  Mr. Kinley received his B.A. in Business, with highest honors, from the University of Northern Iowa in May 1990.

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

(e)  Prior Blank Check Company Experience.

As indicated below, members of the management also serve as officers and directors of:

Name	Filing Date Registration Statement	Operating Status	SEC File Number	Pending Business Combinations	Additional Information

Healthcare Acquisition Corp.	April 25, 2005	Effective July 28, 2005	001-32587	Completed August 3, 2007	Mr. Pappajohn has served as Chairman of the company since inception and continued as Chairman of the combined entity until he resigned on July 15, 2011. Mr. Pappajohn also served as Secretary of the company until he resigned on August 3, 2007. Mr. Kinley served as President, Treasurer and director of the company until he resigned on August 3, 2007.

Zeta Acquisition Corp. II, Inc. and Zeta Acquisition Corp. III Inc.	January 31, 2008	Effective April 1, 2008	000-53057 000-53058	None.	Messrs. Pappajohn and Kinley have been officers and directors of these companies since inception.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2012 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its officers and directors during the fiscal years ended December 31, 2012 and 2011 and through the date of this filing.

Name and Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
John Papajohn,	2012	None	None	None	None	None
President and Director	2011	None	None	None	None	None

Matthew P. Kinley,	2012	None	None	None	None	None
Chief Financial Officer,	2011	None	None	None	None	None
Secretary and Director

The following compensation discussion addresses all compensation awarded to, earned by, or paid to the Company’s officers and directors. The Company’s officers and directors have not received any cash or other compensation since inception. They will not receive any compensation until the consummation of an acquisition. No compensation of any nature has been paid for on account of services rendered by the director in such capacity. Our officers and directors intend to devote very limited time to our affairs.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)        The following tables set forth certain information as of the date of this filing, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
John Pappajohn (1) c/o Equity Dynamics Inc. 666 Walnut Street, Suite 2116 Des Moines, Iowa 50309	2,000,000	40%
Matthew P. Kinley (2) c/o Equity Dynamics Inc. 666 Walnut Street, Suite 2116 Des Moines, Iowa 50309	2,000,000(3)	40%
AANA Ltd. c/o Argyris Vassiliou 94 Nathan Hale Drive Stamford, Connecticut 06902	625,000(4)	12.5%
NICALE Partners c/o Argyris Vassiliou 94 Nathan Hale Drive Stamford, Connecticut 06902	375,000(5)	7.5%
All Directors and Officers as a Group (2 individuals)	4,000,000	80%

(1)	Mr. Pappajohn serves as President and director of the Company.
(2)	Mr. Kinley serves as Secretary, Chief Financial Officer and director of the Company.
(3)	Represents shares of common stock owned by Goldfield Partners. Mr. Kinley and his immediate family members are the sole owners of Goldfield Partners and Mr. Kinley has sole investment and voting power of these shares. Therefore, Mr. Kinley may be deemed the beneficial owner of the shares of common stock held by Goldfield Partners.

(4)	Represents shares of common stock owned by AANA Ltd. Mr. Vassiliou, his wife and his two minor children are the owner of AANA Ltd. Mr. Vassiliou has sole investment and voting power of these shares. Therefore, Mr. Vassiliou may be deemed the beneficial owner of the shares of common stock held by AANA Ltd.
(5)	Represents shares of common stock owned by NICALE Partners. Mr. Vassiliou’s minor children are the owners of NICALE Partners. Mr. Vassiliou has sole investment and voting power of these shares. Therefore, Mr. Vassiliou may be deemed the beneficial owner of the shares of common stock held by NICALE Partners.

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

Audit Fees

The aggregate fees billed by LWBJ for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were approximately $10,000 and $10,000 respectively, for the fiscal years ended December 31, 2012 and December 31, 2011.

Audit-Related Fees

There were no fees billed by LWBJ for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2012 and December 31, 2011.

Tax Fees

There were no fees billed by LWBJ for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2012 and December 31, 2011.

All Other Fees

There were no fees billed by LWBJ for other products and services for the fiscal years ended December 31, 2012 and December 31, 2011.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

*Page F-1 follows page 10 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012

31.2	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed as an exhibit to the Company's registration statement on Form 10, as filed with the SEC on February 1, 2008, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZETA ACQUISITION CORP. I

Dated: March 28, 2013	By:	/s/ John Pappajohn
John Pappajohn
President and Director
Principal Executive Officer

Dated: March 28, 2013		By:	/s/ Matthew P. Kinley
Matthew P. Kinley
Secretary, Chief Financial Officer
Principal Accounting Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ John Pappajohn	President and Director	March 28, 2013
John Pappajohn

/s/ Matthew P. Kinley	Secretary, Chief Financial	March 28, 2013
Matthew P. Kinley	Officer and Director

