Form 10-K
period 2015-12-31
ZETA ACQUISITION CORP I
filed 2016-03-30
CIK 1422141

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting Company	☒
(Do not check if a smaller reporting company)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒    No  ☐

As of June 30, 2015, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 30, 2016, there were 5,000,000 shares of common stock, par value $.0001, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Zeta Acquisition Corp. I (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1.    Business.

Zeta Acquisition Corp. I (“we,” “us,” “our,” the “Company” or the “Registrant”) was incorporated in the State of Delaware on November 16, 2007. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.  The Company selected December 31 as its fiscal year end.

The Company is currently considered to be a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

We will remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year during which our revenues exceed $1 billion, (2) the date on which we issue more than $1 billion in non-convertible debt in a three year period, (3) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement filed pursuant to the Securities Act of 1933, as amended (the “Securities Act”), or (4) when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. To the extent that we continue to qualify as a “smaller reporting company”, as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

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

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, including but not limited to attorneys, accountants, consultants or such other professionals. At this time the Company has not specifically identified any third parties that it may engage. The costs associated with hiring third parties to complete a business combination target may be significant and are difficult to determine as such costs may vary depending on a variety of factors, including the amount of time it takes to complete a business combination, the location of the target company and the size and the complexity of the target company. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or others associated with the target business seeking our participation.

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

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”) depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company’s directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of March 30, 2016, there were 4 holders of record of the Common Stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our Common Stock or Preferred Stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended December 31, 2015.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $7,427 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of December 31, 2015, the Company had total assets equal to $7,427 comprised of cash and cash equivalents.  This compares with assets equal to $2,994, comprised of cash and cash equivalents as of December 31, 2014.  As of December 31, 2015, the Company’s liabilities totaled $196,910, comprised of accounts payable, accrued interest, accrued expenses and notes payable to stockholders. This compares with total liabilities of $160,368, comprised of accounts payable, accrued interest, accrued expenses and notes payable to stockholders, as of December 31, 2014. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2015 and 2014:

	Fiscal Year Ended December 31, 2015	Fiscal Year Ended December 31, 2014
Net Cash Used in Operating Activities	$(20,567)	$(16,020)
Net Cash Provided by Financing Activities	25,000	15,000
Net Increase (Decrease) in Cash and Cash Equivalents	$4,433	$(1,020)

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 16, 2007 (Inception) to December 31, 2015.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended December 31, 2015, the Company had a net loss of $32,109, comprised of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general, administrative, and interest expenses.

For the fiscal year ended December 31, 2014, the Company had a net loss of $30,798, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general, administrative, and interest expenses.

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

ZETA ACQUISITION CORP. I

Financial Statements

December 31, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Zeta Acquisition Corp. I

We have audited the accompanying balance sheets of Zeta Acquisition Corp. I as of December 31, 2015 and 2014, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years ended December 31, 2015. Zeta Acquisition Corp. I's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zeta Acquisition Corp. I, as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ LWBJ, LLP

West Des Moines, Iowa

March 30, 2016

F-1

ZETA ACQUISITION CORP. I

Balance Sheets

	December 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$7,427	$2,994
Total assets	$7,427	$2,994

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$5,600	$2,402
Accrued interest	32,410	24,066
Accrued expenses	8,900	8,900
Notes payable, stockholders	150,000	125,000
Total liabilities	196,910	160,368

Stockholders' deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	49,500	49,500
Accumlated Deficit	(239,483)	(207,374)
Total stockholders' deficit	(189,483)	(157,374)
Total liabilities and stockholders' deficit	$7,427	$2,994

See notes to financial statements.

F-2

ZETA ACQUISITION CORP. I

Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014
Operating expenses:
Formation costs	$-	$-
General and administrative	23,766	23,972
Operating loss	(23,766)	(23,972)

Interest expense	8,343	6,826
Net loss	$(32,109)	$(30,798)

Net loss per basic and diluted common share	$(0.01)	$(0.01)

Weighted-average number of common shares outstanding	5,000,000	5,000,000

See notes to financial statements.

F-3

ZETA ACQUISITION CORP. I

Statements of Stockholders' Deficit

			Additional		Total
	Common Stock		Paid-In	Accumlated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2013	5,000,000	$500	$49,500	$(176,576)	$(126,576)

Net loss	-	-	-	(30,798)	(30,798)
Balance at December 31, 2014	5,000,000	500	49,500	(207,374)	(157,374)

Net loss	-	-	-	(32,109)	(32,109)
Balance at December 31, 2015	5,000,000	$500	$49,500	$(239,483)	$(189,483)

See notes to financial statements.

F-4

ZETA ACQUISITION CORP. I

Statements of Cash Flows

	Year ended	Year ended
	December 31,	December 31,
	2015	2014
Operating activities
Net loss	$(32,109)	$(30,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in prepaid expenses	-	2,500
Increase in accounts payable	3,198	2,052
Increase in accrued interest	8,344	6,826
Increase in accrued expenses	-	3,400
Net cash used in operating activities	(20,567)	(16,020)

Financing activities
Proceeds from notes payable, stockholders	35,000	15,000
Payments on notes payable, stockholders	(10,000)	-
Net cash provided by financing activities	25,000	15,000
Net increase (decrease) in cash and cash equivalents	4,433	(1,020)

Cash and cash equivalents at beginning of period	2,994	4,014
Cash and cash equivalents at end of period	$7,427	$2,994

See notes to financial statements.

F-5

ZETA ACQUISITION CORP. I

Notes to Financial Statements

December 31, 2015

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

Going Concern

Since its inception, the Company has generated no revenues and has incurred a net loss of $239,483. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources but it is uncertain whether this funding will continue. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fair Value of Financial Instruments

Pursuant to ASC Topic 820-10, Fair Value Measurements and Disclosures, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2015 and 2014. The Company considers the carrying value of cash and cash equivalents, accounts payable, accrued expenses, accrued interest, and notes payable to stockholders to approximate fair value due to their short maturities.

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

During 2015, various stockholders loaned the Company $35,000, along with note reductions of $10,000 and were issued unsecured promissory notes which bear interest at 6% and are due on demand. Similar stockholder loans amounted to $15,000 during 2014, $25,000 during 2013, $25,000 during 2012, $35,000 during 2010, and $25,000 during 2009. Interest of $32,410 and $24,066 was accrued and unpaid at December 31, 2015 and 2014, respectively.

During 2007, the Company issued an unsecured promissory note to a stockholder and officer of the Company in the amount of $10,000. The note was non-interest bearing and was repaid from the proceeds of the sale of common stock.

F-7

ZETA ACQUISITION CORP. I

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

The Company has reviewed its tax positions as of December 31, 2015 and 2014, and has not identified any positions that are uncertain. Income tax returns filed and to be filed for the years ended December 31, 2013, 2014, and 2015 are open to review by the Internal Revenue Service.

The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax asset at December 31, 2015 and 2014 are as follows:

	December 31,	December 31,
	2015	2014
Deferred tax asset:
Capitalized formation costs	$70,400	$62,300
Net operating loss carryforward	11,000	8,200
Valuation allowance	(81,400)	(70,500)
Net deferred tax asset recognized	$--	$--

A full valuation allowance has been recorded against the Company's deferred tax asset because, based on the weight of available evidence, it is more likely than not that such benefits will not be realized. As of December 31, 2015, the Company has a net operating loss carryforward for federal and state income tax purposes of approximately $32,400. The net operating loss carryforward will begin to expire in 2029.

F-8

ZETA ACQUISITION CORP. I

Notes to Financial Statements (continued)

5. Income Taxes (continued)

The benefit from income taxes differs from the amount computed by applying the United States (US) federal income tax rate of thirty-four percent (34%) in 2015 and 2014 to loss before income taxes for the years ended December 31, 2015 and 2014 as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014

US federal income tax benefit at statutory rate	$(10,900)	$(10,500)
Other	--	100
Change in valuation allowance	10,900	10,400
Benefit from income taxes	$--	$--

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Company’s management including the President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

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

As of December 31, 2015, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2015, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

John Pappajohn	87	President and Director
Matthew P. Kinley	48	Secretary, Chief Financial Officer and Director

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

John Pappajohn has served as our President and Director since inception.  Mr. Pappajohn currently serves as the President and principal stockholder of Equity Dynamics, Inc., a financial consulting firm, and has served as such since 1969.  He is also the sole owner of Pappajohn Capital Resources, a venture capital firm.  Since January 6, 2014, Mr. Pappajohn has been the chairman of the board of directors of Cancer Genetics, Inc., which is traded on the Nasdaq Capital Market under the symbol “CGIX.” Mr. Pappajohn has been involved in the development and financing of more than one hundred companies during his career and has served as a director of more than 40 public companies.  Mr. Pappajohn currently serves as a director of the following public companies: American CareSource Holdings, Inc., and CNS Response, Inc., which trade under the symbols “NASDAQ: GNOW,” and “NASDAQ OTCBB:CNSO,” respectively.  Mr. Pappajohn received his B.S.C. from the University of Iowa in 1952.

Matthew P. Kinley has served as our Chief Financial Officer, Secretary and a Director since inception.  Mr. Kinley currently serves as the Senior Vice President of Equity Dynamics, Inc., a financial consulting firm, and Pappajohn Capital Resources, a venture capital firm.  He has served as such since 1995.  Mr. Kinley served as President and as a director of Healthcare Acquisition Corp. from April 2005 through August 2007.  Healthcare Acquisition Corp. is now the public company known as PharmAthene, Inc., which trades under the symbol “AMEX:PIP.”  Mr. Kinley has also served as a director of American CareSource Holdings, Inc. (NASDAQ: GNOW) since December 2011. Mr. Kinley has been involved in the financing and development of more than 25 companies in the past ten years.  From 1990 through 1995, Mr. Kinley was manager and held various positions at KPMG Peat Marwick, working on tax, audit and merger and acquisition issues.  He currently serves on the Board of Directors of several private companies.   Mr. Kinley also serves on the College of Business Executive Advisory Board and the Entrepreneurial Center Advisory Board at the University of Northern Iowa.  Mr. Kinley received his B.A. in Business, with highest honors, from the University of Northern Iowa in May 1990.

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

(e)  Prior Blank Check Company Experience.

As indicated below, members of the management also serve as officers and directors of:

Name	Filing Date Registration Statement	Operating Status	SEC File Number	Pending Business Combinations	Additional Information
Healthcare Acquisition Corp.	April 25, 2005	Effective July 28, 2005	001-32587	Completed August 3, 2007	Mr. Pappajohn has served as Chairman of the company since inception and continued as Chairman of the combined entity until he resigned on July 15, 2011. Mr. Pappajohn also served as Secretary of the company until he resigned on August 3, 2007. Mr. Kinley served as President, Treasurer and director of the company until he resigned on August 3, 2007.

Zeta Acquisition Corp. II, Inc.	January 31, 2008	Effective April 1, 2008	000-53057	None.	Messrs. Pappajohn and Kinley have been officers and directors of these companies since inception.

Zeta Acquisition Corp. III Inc.	January 31, 2008	Effective April 1, 2008	000-53058	Completed March 6, 2015	Mr. Pappajohn served as a director and president of the Company until he resigned on March 6, 2015. Mr. Kinley served as Secretary, Treasurer and director of the company until he resigned on March 6, 2015.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2015 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its officers and directors during the fiscal years ended December 31, 2015 and 2014 and through the date of this filing.

Name and Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
John Pappajohn, President and Director	2015 2014	None None	None None	None None	None None	None None

Matthew P. Kinley, Chief Financial Officer, Secretary and Director	2015 2014	None None	None None	None None	None None	None None

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of March 30, 2016, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
John Pappajohn (2)	2,000,000		40%
c/o Equity Dynamics Inc. 666 Walnut Street, Suite 2116 Des Moines, Iowa 50309

Matthew P. Kinley (3)	2,000,000	(4)	40%
c/o Equity Dynamics Inc. 666 Walnut Street, Suite 2116 Des Moines, Iowa 50309

AANA Ltd.	625,000	(5)	12.5%
c/o Argyris Vassiliou 94 Nathan Hale Drive Stamford, Connecticut 06902

NICALE Partners	375,000	(6)	7.5%]
c/o Argyris Vassiliou 94 Nathan Hale Drive Stamford, Connecticut 06902

All Directors and Officers as a Group	4,000,000		80%
(2 individuals)

(1)	Based on 5,000,000 shares outstanding as of March 30, 2016.

(2)	Mr. Pappajohn serves as President and director of the Company.

(3)	Mr. Kinley serves as Secretary, Chief Financial Officer and director of the Company.

(4)	Represents shares of common stock owned by Goldfield Partners. Mr. Kinley and his immediate family members are the sole owners of Goldfield Partners and Mr. Kinley has sole investment and voting power of these shares. Therefore, Mr. Kinley may be deemed the beneficial owner of the shares of common stock held by Goldfield Partners.

(5)	Represents shares of common stock owned by AANA Ltd. Mr. Vassiliou, his wife and his two minor children are the owners of AANA Ltd. Mr. Vassiliou has sole investment and voting power of these shares. Therefore, Mr. Vassiliou may be deemed the beneficial owner of the shares of common stock held by AANA Ltd.

(6)	Represents shares of common stock owned by NICALE Partners. Mr. Vassiliou’s minor children are the owners of NICALE Partners. Mr. Vassiliou has sole investment and voting power of these shares. Therefore, Mr. Vassiliou may be deemed the beneficial owner of the shares of common stock held by NICALE Partners.

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

On March 31, 2015, the Company issued promissory notes to Mr. Pappajohn, Goldfield Partners, AANA Ltd., and NICALE Partners in the amounts of $8,000, $8,000, $2,500, and $1,500, respectively.

On September 3, 2015, the Company issued a promissory note to Goldfield Partners in the amount of $6,000. On December 21, 2015, the Company issued a promissory note to Mr. Pappajohn in the amount of $6,000. On December 22, 2015, the Company issued promissory notes to AANA Ltd. and NICALE Partners in the amounts of $1,875, and $1,125, respectively.

All of the notes accrue interest at a rate of 6% per annum, are unsecured and due on demand.

Interest of $32,410 and $24,066 was accrued and unpaid at December 31, 2015 and 2014, respectively.

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

Item 14.  Principal Accounting Fees and Services

LWBJ, LLP (“LWBJ”) is the Company’s independent registered public accounting firm.

Audit Fees

The aggregate fees billed by LWBJ for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were approximately $10,000 and $10,000 respectively, for the fiscal years ended December 31, 2015 and December 31, 2014.

Audit-Related Fees

There were no fees billed by LWBJ for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2015 and December 31, 2014.

Tax Fees

There were no fees billed by LWBJ for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2015 and December 31, 2014.

All Other Fees

There were no fees billed by LWBJ for other products and services for the fiscal years ended December 31, 2015 and December 31, 2014.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this Annual Report on Form 10-K.

*Page F-1 follows page 9 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

*	Filed as an exhibit to the Company’s registration statement on Form 10, as filed with the SEC on February 1, 2008, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZETA ACQUISITION CORP. I

Dated: March 30, 2016	By:	/s/ John Pappajohn
John Pappajohn
President and Director
Principal Executive Officer

Dated: March 30, 2016	By:	/s/ Matthew P. Kinley
Matthew P. Kinley
Secretary, Chief Financial Officer
Principal Accounting Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ John Pappajohn	President and Director	March 30, 2016
John Pappajohn

/s/ Matthew P. Kinley	Secretary, Chief Financial	March 30, 2016
Matthew P. Kinley	Officer and Director

