Form 10-Q
period 2016-06-30
ZETA ACQUISITION CORP I
filed 2016-08-15
CIK 1422141

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 15, 2016, there were 5,000,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

ZETA ACQUISITION CORP. I

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ZETA ACQUISITION CORP. I

Condensed Financial Statements

(Unaudited)

June 30, 2016

Contents

Unaudited Condensed Financial Statements

Condensed Balance Sheets	2
Condensed Statements of Operations	3
Condensed Statements of Cash Flows	4
Notes to Condensed Financial Statements	5-8

ZETA ACQUISITION CORP. I

Condensed Balance Sheets

	June 30,
	2016	December 31,
	(Unaudited)	2015
Assets
Current assets:
Cash and cash equivalents	$21,328	$7,427
Total assets	$21,328	$7,427

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$11,765	$5,600
Accrued interest	37,235	32,410
Accrued expenses	3,200	8,900
Notes payable, stockholders	172,500	150,000
Total liabilities	224,700	196,910

Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	49,500	49,500
Accumulated deficit	(253,372)	(239,483)
Total stockholders’ deficit	(203,372)	(189,483)
Total liabilities and stockholders’ deficit	$21,328	$7,427

See accompanying notes.

ZETA ACQUISITION CORP. I

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating expenses:
General and administrative	$5,103	$5,103	$9,065	$9,065
Operating loss	(5,103)	(5,103)	(9,065)	(9,065)

Interest expense	2,580	2,169	4,824	4,022
Net loss	$(7,683)	$(7,272)	$(13,889)	$(13,087)

Net loss per basic and diluted common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying notes.

ZETA ACQUISITION CORP. I

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Operating activities
Net loss	$(13,889)	$(13,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable	6,165	1,173
Increase in accrued interest	4,825	4,022
Decrease in accrued expenses	(5,700)	(5,700)
Net cash used in operating activities	(8,599)	(13,592)

Financing activities
Proceeds from notes payable, stockholders	22,500	20,000
Net cash provided by financing activities	22,500	20,000
Net increase in cash and cash equivalents	13,901	6,408

Cash and cash equivalents at beginning of period	7,427	2,994
Cash and cash equivalents at end of period	$21,328	$9,402

See accompanying notes.

ZETA ACQUISITION CORP. I

Notes to Condensed Financial Statements

(Unaudited)

June 30, 2016

1.	Nature of Operations and Significant Accounting Policies

Nature of Operations

Zeta Acquisition Corp. I (the “Company”) was incorporated under the laws of the State of Delaware on November 16, 2007. The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next twelve (12) months and beyond will be to achieve long-term growth potential through a combination with a business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Going Concern

Since its inception, the Company has generated no revenues and has incurred a net loss of $253,372. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources but it is uncertain whether this funding will continue. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles, (“U.S. GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three (3) months or less to be cash equivalents.

ZETA ACQUISITION CORP. I

Notes to Condensed Financial Statements (continued)

(Unaudited)

1.	Nature of Operations and Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns.  A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

Fair Value of Financial Instruments

Pursuant to ASC Topic 820-10, Fair Value Measurements and Disclosures, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2016. The Company considers the carrying value of cash and cash equivalents, accounts payable, accrued interest, accrued expenses, and notes payable to stockholders to approximate fair value due to their short maturity.

Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. The Company currently has no dilutive securities and as such, basic and diluted loss per share are the same for all periods presented.

Interim Financial Statements

The unaudited interim financial information included in this report reflects normal recurring adjustments that management believes are necessary for a fair statement of the results of operations, financial position, and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying notes contained in the Company′s Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2016.

The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the results to be expected for other interim periods or the full year.

ZETA ACQUISITION CORP. I

Notes to Condensed Financial Statements (continued)

(Unaudited)

1. Nature of Operations and Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

On January 1, 2015, the Company adopted Financial Accounting Standards Board, (“FASB”), Accounting Standards Update, (“ASU”), No. 2014-10, which eliminates the concept of a development stage entity (“DSE”), in its entirety from U.S. GAAP. In accordance with ASU No. 2014-10, the Company has removed labeling the financial statements as a DSE and has eliminated inception-to-date information in the financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The objective of the guidance is to require management to explicitly assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date of an entity’s financial statements. The new standard defines substantial doubt and provides examples of indicators thereof. The definition of substantial doubt incorporates a likelihood threshold of “probable” similar to the current use of that term in U.S. GAAP for loss contingencies. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier application is permitted. The Company is currently assessing this standard for its impact on future reporting periods.

2.	Notes Payable, Stockholders

During 2016, various stockholders loaned the Company $22,500 and were issued unsecured promissory notes which bear interest of 6% and are due on demand. During 2015 stockholders loaned the company $35,000, along with note reductions of $10,000. Similar stockholder loans amounted to $15,000 during 2014, $25,000 during 2013, $25,000 during 2012, $35,000 during 2010, and $25,000 during 2009. Interest of $37,235 was accrued and unpaid at June 30, 2016.

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

The Company has approximately $86,100 in gross deferred tax assets at June 30, 2016, resulting from capitalized start-up costs and net operating losses. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefit is uncertain.

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

Description of Business

The Company was incorporated in the State of Delaware on November 16, 2007, and maintains its principal executive office at 666 Walnut Street, Suite 2116, Des Moines, Iowa 50309. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10-SB with the SEC on February 1, 2008, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $21,328 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of June 30, 2016, the Company had current assets equal to $21,328 comprised of cash and cash equivalents. This compares with current assets of $7,427 comprised of cash and cash equivalents as of December 31, 2015. The Company’s current liabilities as of June 30, 2016 totaled $224,700, comprised of accounts payable, accrued interest, accrued expenses and notes payable to stockholders. This compares with current liabilities of $196,910, comprised of accounts payable, accrued interest, accrued expenses and notes payable to stockholders, as of December 31, 2015. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net Cash Used in Operating Activities	$(8,599)	$(13,592)
Net Cash Provided by Financing Activities	$22,500	$20,000
Net Increase in Cash and Cash Equivalents	$13,901	$6,408

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 16, 2007 (Inception) through June 30, 2016. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended June 30, 2016, the Company had a net loss of $7,683, consisting of interest expense and legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports. This compares with a net loss of $7,272 for the three months ended June 30, 2015, consisting of interest expense and legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the six months ended June 30, 2016, the Company had a net loss of $13,889, consisting of interest expense and legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company's periodic reports. This compares with a net loss of $13,087 for the six months ended June 30, 2015, consisting of interest expense and legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company's periodic reports.

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

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected or are reasonably likely to materially affect our internal control.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on November 16, 2007.

*3.2	By-Laws.

**31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

**31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	XBRL Taxonomy Extension Definition Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the SEC on February 1, 2008, and incorporated herein by this reference.
**	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2016	ZETA ACQUISITION CORP. I

	By:	/s/ John Pappajohn
John Pappajohn
President
(Principal Executive Officer)

	By:	/s/ Matthew P. Kinley
Matthew P. Kinley
Secretary and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on November 16, 2007.

*3.2	By-Laws.

**31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

**31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	XBRL Taxonomy Extension Definition Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the SEC on February 1, 2008, and incorporated herein by this reference.
**	Filed electronically herewith.

