Form 10-K
period 2016-12-31
ZETA ACQUISITION CORP I
filed 2017-03-28
CIK 1422141

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

As of December 31, 2016, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 28, 2017, there were 5,000,000 shares of common stock, par value $.0001, outstanding.

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

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.  As of this date, the Company has not entered into any definitive agreement with any party regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities in that it may seek a business combination target located in any industry or location. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

a)	Potential for growth, indicated by new technology, anticipated market expansion or new products;

b)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

c)	Strength and diversity of management, either in place or scheduled for recruitment;

d)	Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

e)	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

f)	The extent to which the business opportunity can be advanced; and

g)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of March 28, 2017, there were 4 holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended December 31, 2016.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $5,060 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of December 31, 2016, the Company had total assets equal to $5,060 comprised of cash and cash equivalents.  This compares with assets equal to $7,427, comprised of cash and cash equivalents as of December 31, 2015.  As of December 31, 2016, the Company’s liabilities totaled $225,795, comprised of accounts payable, accrued interest, accrued expenses and notes payable to stockholders. This compares with total liabilities of $196,910, comprised of accounts payable, accrued interest, accrued expenses and notes payable to stockholders, as of December 31, 2015. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2016 and 2015:

	Fiscal Year Ended December 31, 2016	Fiscal Year Ended December 31, 2015
Net Cash Used in Operating Activities	$(24,867)	$(20,567)
Net Cash Provided by Financing Activities	22,500	25,000
Net Increase (Decrease) in Cash and Cash Equivalents	$(2,367)	$4,433

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 16, 2007 (Inception) to December 31, 2016.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended December 31, 2016, the Company had a net loss of $31,252, comprised of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general, administrative, and interest expenses.

For the fiscal year ended December 31, 2015, the Company had a net loss of $32,109, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general, administrative, and interest expenses.

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

December 31, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Zeta Acquisition Corp. I

We have audited the accompanying balance sheets of Zeta Acquisition Corp. I as of December 31, 2016 and 2015, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years ended December 31, 2016. Zeta Acquisition Corp. I's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zeta Acquisition Corp. I, as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ LWBJ, LLP

West Des Moines, Iowa

March 28, 2017

ZETA ACQUISITION CORP. I

Balance Sheets

	December 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$5,060	$7,427
Total assets	$5,060	$7,427

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$3,750	$5,600
Accrued interest	42,145	32,410
Accrued expenses	7,400	8,900
Notes payable, stockholders	172,500	150,000
Total liabilities	225,795	196,910

Stockholders' deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	49,500	49,500
Accumulated Deficit	(270,735)	(239,483)
Total stockholders' deficit	(220,735)	(189,483)
Total liabilities and stockholders' deficit	$5,060	$7,427

See notes to financial statements.

ZETA ACQUISITION CORP. I

Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
Operating expenses:
General and administrative	21,517	23,766
Operating loss	(21,517)	(23,766)

Interest expense	9,735	8,343
Net loss	$(31,252)	$(32,109)

Net loss per basic and diluted common share	$(0.01)	$(0.01)

Weighted-average number of common shares outstanding	5,000,000	5,000,000

See notes to financial statements.

F-3

ZETA ACQUISITION CORP. I

Statements of Stockholders' Deficit

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2014	5,000,000	$500	$49,500	$(207,374)	$(157,374)

Net loss	-	-	-	(32,109)	(32,109)
Balance at December 31, 2015	5,000,000	500	49,500	(239,483)	(189,483)

Net loss	-	-	-	(31,252)	(31,252)
Balance at December 31, 2016	5,000,000	$500	$49,500	$(270,735)	$(220,735)

See notes to financial statements.

ZETA ACQUISITION CORP. I

Statements of Cash Flows

	Year ended	Year ended
	December 31,	December 31,
	2016	2015
Operating activities
Net loss	$(31,252)	$(32,109)
Adjustments to reconcile net loss to net cash Used in operating activities:
Increase(decrease) in accounts payable	(1,850)	3,198
Increase in accrued interest	9,735	8,344
Decrease in accrued expenses	(1,500)	-
Net cash used in operating activities	(24,867)	(20,567)

Financing activities
Proceeds from notes payable, stockholders	22,500	35,000
Payments on notes payable, stockholders	-	(10,000)
Net cash provided by financing activities	22,500	25,000
Net increase (decrease) in cash and cash equivalents	(2,367)	4,433

Cash and cash equivalents at beginning of period	7,427	2,994
Cash and cash equivalents at end of period	$5,060	$7,427

See notes to financial statements.

ZETA ACQUISITION CORP. I

Notes to Financial Statements

December 31, 2016

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

Liquidity

Since its inception, the Company has generated no revenues and has incurred a net loss of $270,735. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources but it is uncertain whether this funding will continue. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fair Value of Financial Instruments

Pursuant to ASC Topic 820-10, Fair Value Measurements and Disclosures, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2016 and 2015. The Company considers the carrying value of cash and cash equivalents, accounts payable, accrued expenses, accrued interest, and notes payable to stockholders to approximate fair value due to their short maturities.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The objective of the guidance is to require management to explicitly assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity's ability to continue as a going concern within one year after the issuance date of an entity's financial statements. The new standard defines substantial doubt and provides examples of indicators thereof. The definition of substantial doubt incorporates a likelihood threshold of "probable" similar to the current use of that term in U.S. GAAP for loss contingencies. The new standard will be effective for all entities in the first annual period ending after December 15, 2015. Earlier application is permitted. The Company has adopted this standard.

2.	Notes Payable, Stockholders

During 2016, various stockholders loaned the Company $22,500 and were issued unsecured promissory notes which bear interest of 6% and are due on demand. During 2015 stockholders loaned the company $35,000, along with note reductions of $10,000. Similar stockholder loans amounted to $15,000 during 2014, $25,000 during 2013, $25,000 during 2012, $35,000 during 2010, and $25,000 during 2009. Interest of $42,145 and $32,410 was accrued and unpaid at December 31, 2016 and 2015, respectively.

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

The Company has reviewed its tax positions as of December 31, 2016 and 2015, and has not identified any positions that are uncertain. Income tax returns filed and to be filed for the years ended December 31, 2014, 2015, and 2016 are open to review by the Internal Revenue Service.

The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax asset at December 31, 2016 and 2015 are as follows:

	December 31,	December 31,
	2016	2015
Deferred tax asset:
Capitalized formation costs	$77,700	$70,400
Net operating loss carryforward	14,300	11,000
Valuation allowance	(92,000)	(81,400)
Net deferred tax asset recognized	$--	$--

A full valuation allowance has been recorded against the Company's deferred tax asset because, based on the weight of available evidence, it is more likely than not that such benefits will not be realized. As of December 31, 2016, the Company has a net operating loss carryforward for federal and state income tax purposes of approximately $42,100. The net operating loss carryforward will begin to expire in 2029.

The benefit from income taxes differs from the amount computed by applying the United States (US) federal income tax rate of thirty-four percent (34%) in 2016 and 2015 to loss before income taxes for the years ended December 31, 2016 and 2015 as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015

US federal income tax benefit at statutory rate	$(10,600)	$(10,900)
Other	--	--
Change in valuation allowance	10,600	10,900
Benefit from income taxes	$--	$--

6.	Commitment

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

As of December 31, 2016, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2016, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

John Pappajohn	88	President and Director
Matthew P. Kinley	49	Secretary, Chief Financial Officer and Director

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

John Pappajohn has served as our President and Director since inception.  Mr. Pappajohn currently serves as the President and principal stockholder of Equity Dynamics, Inc., a financial consulting firm, and has served as such since 1969.  He is also the sole owner of Pappajohn Capital Resources, a venture capital firm.  Since January 6, 2014, Mr. Pappajohn has been the chairman of the board of directors of Cancer Genetics, Inc., which is traded on the Nasdaq Capital Market under the symbol “CGIX.” Mr. Pappajohn has been involved in the development and financing of more than one hundred companies during his career and has served as a director of more than 40 public companies.  Mr. Pappajohn currently serves as a director of the following public companies: American CareSource Holdings, Inc., and MYnd Analytics, Inc., which trade under the symbols “NASDAQ: GNOW,” and “NASDAQ OTCBB: MYAN,” respectively.  Mr. Pappajohn received his B.S.C. from the University of Iowa in 1952.

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

(e)  Prior Blank Check Company Experience.

As indicated below, members of the management also serve as officers and directors of:

Name	Filing Date Registration Statement	Operating Status	SEC File Number	Pending Business Combinations	Additional Information
Healthcare Acquisition Corp.	April 25, 2005	Effective July 28, 2005	001-32587	Completed August 3, 2007	Mr. Pappajohn has served as Chairman of the company since inception and continued as Chairman of the combined entity until he resigned on July 15, 2011. Mr. Pappajohn also served as Secretary of the company until he resigned on August 3, 2007. Mr. Kinley served as President, Treasurer and director of the company until he resigned on August 3, 2007.

Zeta Acquisition Corp. II, Inc.	January 31, 2008	Effective April 1, 2008	000-53057	Completed March 15, 2017	Mr. Pappajohn served as a director and president of the Company until he resigned on March 15, 2017. Mr. Kinley served as Secretary, Treasurer and director of the company until he resigned on March 15, 2017.

Zeta Acquisition Corp. III Inc.	January 31, 2008	Effective April 1, 2008	000-53058	Completed March 6, 2015	Mr. Pappajohn served as a director and president of the Company until he resigned on March 6, 2015. Mr. Kinley served as Secretary, Treasurer and director of the company until he resigned on March 6, 2015.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2016 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its officers and directors during the fiscal years ended December 31, 2016 and 2015 and through the date of this filing.

Name and Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
John Pappajohn,	2016	None	None	None	None	None
President and Director	2015	None	None	None	None	None

Matthew P. Kinley,	2016	None	None	None	None	None
Chief Financial Officer, Secretary and Director	2015	None	None	None	None	None

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of March 28, 2017, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
John Pappajohn (2)	2,000,000		40%
c/o Equity Dynamics Inc. 666 Walnut Street, Suite 2116 Des Moines, Iowa 50309

Matthew P. Kinley (3)	2,000,000	(4)	40%
c/o Equity Dynamics Inc. 666 Walnut Street, Suite 2116 Des Moines, Iowa 50309

AANA Ltd.	625,000	(5)	12.5%
c/o Argyris Vassiliou 94 Nathan Hale Drive Stamford, Connecticut 06902

NICALE Partners	375,000	(6)	7.5%
c/o Argyris Vassiliou 94 Nathan Hale Drive Stamford, Connecticut 06902

All Directors and Officers as a Group	4,000,000		80%
(2 individuals)

(1)	Based on 5,000,000 shares outstanding as of March 28, 2017.

(2)	Mr. Pappajohn serves as President and director of the Company.

(3)	Mr. Kinley serves as Secretary, Chief Financial Officer and director of the Company.

(4)	Represents shares of common stock owned by Goldfield Partners. Mr. Kinley and his immediate family members are the sole owners of Goldfield Partners and Mr. Kinley has sole investment and voting power of these shares. Therefore, Mr. Kinley may be deemed the beneficial owner of the shares of common stock held by Goldfield Partners.

(5)	Represents shares of common stock owned by AANA Ltd. Mr. Vassiliou, his wife and his two minor children are the owners of AANA Ltd. Mr. Vassiliou has sole investment and voting power of these shares. Therefore, Mr. Vassiliou may be deemed the beneficial owner of the shares of common stock held by AANA Ltd.

(6)	Represents shares of common stock owned by NICALE Partners. Mr. Vassiliou’s minor children are the owners of NICALE Partners. Mr. Vassiliou has sole investment and voting power of these shares. Therefore, Mr. Vassiliou may be deemed the beneficial owner of the shares of common stock held by NICALE Partners.

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

On June 22, 2016, the Company issued promissory notes to Mr. Pappajohn, Goldfield Partners, AANA Ltd., and NICALE Partners in the amounts of $9,000, $9,000, $2,812.50, $1,687.50, respectively.

All of the notes accrue interest at a rate of 6% per annum, are unsecured and due on demand.

Interest of $42,145 and $32,410 was accrued and unpaid at December 31, 2016 and 2015, respectively.

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

Audit Fees

The aggregate fees billed by LWBJ for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were approximately $8,500 and $10,000 respectively, for the fiscal years ended December 31, 2016 and December 31, 2015.

Audit-Related Fees

There were no fees billed by LWBJ for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2016 and December 31, 2015.

Tax Fees

There were no fees billed by LWBJ for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2016 and December 31, 2015.

All Other Fees

There were no fees billed by LWBJ for other products and services for the fiscal years ended December 31, 2016 and December 31, 2015.

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

Item 16. Form 10-K Summary.

None.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

*	Filed as an exhibit to the Company’s registration statement on Form 10, as filed with the SEC on February 1, 2008, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZETA ACQUISITION CORP. I

Dated: March 28, 2017	By:	/s/ John Pappajohn
John Pappajohn
President and Director
Principal Executive Officer

Dated: March 28, 2017	By:	/s/ Matthew P. Kinley
Matthew P. Kinley
Secretary, Chief Financial Officer
Principal Accounting Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ John Pappajohn	President and Director	March 28, 2017
John Pappajohn

/s/ Matthew P. Kinley	Secretary, Chief Financial	March 28, 2017
Matthew P. Kinley	Officer and Director

