Form 10-Q
period 2017-06-30
ZETA ACQUISITION CORP I
filed 2017-08-14
CIK 1422141

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 14, 2017, there were 5,000,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

ZETA ACQUISITION CORP. I

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ZETA ACQUISITION CORP. I

Condensed Financial Statements

(Unaudited)

June 30, 2017

Contents

Unaudited Condensed Financial Statements

Condensed Balance Sheets	2
Condensed Statements of Operations	3
Condensed Statements of Cash Flows	4
Notes to Condensed Financial Statements	5-8

ZETA ACQUISITION CORP. I

Condensed Balance Sheets

	June 30,	December 31,
	2017	2016
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$8,145	$5,060
Total assets	$8,145	$5,060

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,943	$3,750
Accrued interest	47,468	42,145
Accrued expenses	1,500	7,400
Notes payable, stockholders	192,500	172,500
Total liabilities	244,411	225,795

Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	49,500	49,500
Accumulated deficit	(286,266)	(270,735)
Total stockholders’ deficit	(236,266)	(220,735)
Total liabilities and stockholders’ deficit	$8,145	$5,060

See accompanying notes.

ZETA ACQUISITION CORP. I

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating expenses:
General and administrative	$6,246	$5,103	$10,209	$9,065
Operating loss	(6,246)	(5,103)	(10,209)	(9,065)

Interest expense	2,770	2,580	5,322	4,824
Net loss	$(9,016)	$(7,683)	$(15,531)	$(13,889)

Net loss per basic and diluted common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying notes.

ZETA ACQUISITION CORP. I

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Operating activities
Net loss	$(15,531)	$(13,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable	(807)	6,165
Increase in accrued interest	5,323	4,825
Decrease in accrued expenses	(5,900)	(5,700)
Net cash used in operating activities	(16,915)	(8,599)

Financing activities
Proceeds from notes payable, stockholders	20,000	22,500
Net cash provided by financing activities	20,000	22,500
Net increase in cash and cash equivalents	3,085	13,901

Cash and cash equivalents at beginning of period	5,060	7,427
Cash and cash equivalents at end of period	$8,145	$21,328

See accompanying notes.

ZETA ACQUISITION CORP. I

Notes to Condensed Financial Statements

(Unaudited)

June 30, 2017

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

Liquidity

Since its inception, the Company has incurred a net loss of $286,266. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. The Company’s shareholders have agreed to fund the Company’s operations for at least the next twelve months after filing this Quarterly Report on Form 10-Q.

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

Fair Value of Financial Instruments

Pursuant to ASC Topic 825-10, Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2017. The Company considers the carrying value of cash and cash equivalents, accounts payable, accrued interest, accrued expenses, and notes payable to stockholders to approximate fair value due to their short maturity.

Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. The Company currently has no dilutive securities and as such, basic and diluted loss per share are the same for all periods presented.

Interim Financial Statements

The unaudited interim financial information included in this report reflects normal recurring adjustments that management believes are necessary for a fair statement of the results of operations, financial position, and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying notes contained in the Company’s Form 10-K filed March 28, 2017.

The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for other interim periods or the full year.

ZETA ACQUISITION CORP. I

Notes to Condensed Financial Statements (continued)

(Unaudited)

1.	Nature of Operations and Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect.

2.	Notes Payable, Stockholders

During 2017, various stockholders loaned the Company $20,000 and were issued unsecured promissory notes which bear interest of 6% and are due on demand. Similar stockholder loans amounted to $22,500 during 2016, $35,000 during 2015 (along with note reductions of $10,000), $15,000 during 2014, $25,000 during 2013, $25,000 during 2012, $35,000 during 2010, and $25,000 during 2009. Interest of $47,468 was accrued and unpaid at June 30, 2017.

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

The Company has approximately $97,400 in gross deferred tax assets at June 30, 2017 resulting from capitalized start-up costs and net operating losses. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefit is uncertain.

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

We will remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year during which our revenues exceed $1.07 billion, (2) the date on which we issue more than $1 billion in non-convertible debt in a three year period, (3) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement filed pursuant to the Securities Act of 1933, as amended, or (4) when the market value of our common stock that is held by non-affiliates exceeds $700 million as of  the last business day of our most recently completed second fiscal quarter. To the extent that we continue to qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $8,145 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of June 30, 2017, the Company had current assets equal to $8,145 comprised of cash and cash equivalents. This compares with current assets of $5,060 comprised of cash and cash equivalents as of December 31, 2016. The Company’s current liabilities as of June 30, 2017 totaled $244,411, comprised of accounts payable, accrued interest, accrued expenses and notes payable to stockholders. This compares with current liabilities of $225,795, comprised of accounts payable, accrued interest, accrued expenses and notes payable to stockholders, as of December 31, 2016. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net Cash Used in Operating Activities	$(16,915)	$(8,599)
Net Cash Provided by Financing Activities	$20,000	$22,500
Net Increase in Cash and Cash Equivalents	$3,085	$13,901

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 16, 2007 (Inception) through June 30, 2017. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended June 30, 2017, the Company had a net loss of $9,016, consisting of interest expense and legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports. This compares with a net loss of $7,683 for the three months ended June 30, 2016, consisting of interest expense and legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the six months ended June 30, 2017, the Company had a net loss of $15,531, consisting of interest expense and legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company's periodic reports. This compares with a net loss of $13,889 for the six months ended June 30, 2016, consisting of interest expense and legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company's periodic reports.

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

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected or are reasonably likely to materially affect our internal control.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on November 16, 2007.

*3.2	By-Laws.

**31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

**31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

**32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	XBRL Taxonomy Extension Definition Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the SEC on February 1, 2008, and incorporated herein by this reference.

**	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2017	ZETA ACQUISITION CORP. I

	By:	/s/ John Pappajohn
John Pappajohn
President
(Principal Executive Officer)

	By:	/s/ Matthew P. Kinley
Matthew P. Kinley
Secretary and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on November 16, 2007.

*3.2	By-Laws.

**31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

**31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

**32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	XBRL Taxonomy Extension Definition Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the SEC on February 1, 2008, and incorporated herein by this reference.

**	Filed electronically herewith.

