Form 10-K
period 2017-12-31
ZETA ACQUISITION CORP I
filed 2018-03-28
CIK 1422141

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of December 31, 2017, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 28, 2018, there were 5,000,000 shares of common stock, par value $.0001, outstanding.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of March 28, 2018, there were 4 holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended December 31, 2017.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $485 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of December 31, 2017, the Company had total assets equal to $485 comprised of cash. This compares with assets equal to $5,060, comprised of cash as of December 31, 2016. As of December 31, 2017, the Company’s liabilities totaled $255,090, comprised of accounts payable, accrued interest, accrued expenses and notes payable to stockholders. This compares with total liabilities of $225,795, comprised of accounts payable, accrued interest, accrued expenses and notes payable to stockholders, as of December 31, 2016. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2017 and 2016:

	Fiscal Year Ended December 31, 2017	Fiscal Year Ended December 31, 2016
Net Cash Used in Operating Activities	$(24,575)	$(24,867)
Net Cash Provided by Financing Activities	20,000	22,500
Net Decrease in Cash	$(4,575)	$(2,367)

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 16, 2007 (Inception) to December 31, 2017. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended December 31, 2017, the Company had a net loss of $33,870, comprised of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general, administrative, and interest expenses.

For the fiscal year ended December 31, 2016, the Company had a net loss of $31,252, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general, administrative, and interest expenses.

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
December 31, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Zeta Acquisition Corp. I

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Zeta Acquisition Corp. I (the Company) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ LWBJ, LLP

We have served as the Company’s auditor since 2007.

West Des Moines, Iowa
March 28, 2018.

ZETA ACQUISITION CORP. I

Balance Sheets

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash	$485	$5,060
Total assets	$485	$5,060

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,500	$3,750
Accrued interest	53,290	42,145
Accrued expenses	7,800	7,400
Notes payable, stockholders	192,500	172,500
Total liabilities	255,090	225,795

Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	49,500	49,500
Accumulated deficit	(304,605)	(270,735)
Total stockholders’ deficit	(254,605)	(220,735)
Total liabilities and stockholders’ deficit	$485	$5,060

See notes to financial statements.

ZETA ACQUISITION CORP. I

Statements of Operations

	Year Ended December 31, 2017	Year Ended December 31, 2016
Operating expenses:
General and administrative	$22,725	$21,517
Operating loss	(22,725)	(21,517)

Interest expense	11,145	9,735
Net loss	$(33,870)	$(31,252)

Net loss per basic and diluted common share	$(0.01)	$(0.01)

Weighted-average number of common shares outstanding	5,000,000	5,000,000

See notes to financial statements.

ZETA ACQUISITION CORP. I

Statements of Stockholders’ Deficit

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2015	5,000,000	$500	$49,500	$(239,483)	$(189,483)

Net loss	-	-	-	(31,252)	(31,252)
Balance at December 31, 2016	5,000,000	500	49,500	(270,735)	(220,735)

Net loss	-	-	-	(33,870)	(33,870)
Balance at December 31, 2017	5,000,000	$500	$49,500	$(304,605)	$(254,605)

See notes to financial statements.

ZETA ACQUISITION CORP. I

Statements of Cash Flows

	Year ended December 31, 2017	Year ended December 31, 2016
Operating activities
Net loss	$(33,870)	$(31,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in accounts payable	(2,250)	(1,850)
Increase in accrued interest	11,145	9,735
Increase(decrease) in accrued expenses	400	(1,500)
Net cash used in operating activities	(24,575)	(24,867)

Financing activities
Proceeds from notes payable, stockholders	20,000	22,500
Net cash provided by financing activities	20,000	22,500
Net decrease in cash	(4,575)	(2,367)

Cash at beginning of period	5,060	7,427
Cash at end of period	$485	$5,060

See notes to financial statements.

ZETA ACQUISITION CORP. I

Notes to Financial Statements

December 31, 2017

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

Liquidity and Going Concern

At December 31, 2017, our cash position and history of losses required management to asses our ability to continue operating as a going concern, according to FASB Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). Management evaluated the history and operational losses to have a material effect on our ability to continue as a going concern, unless we take actions to alleviate those conditions. Our primary sources of liquidity have been funds generated from our debt financings.

Management believes that its existing cash, along with certain related parties’ commitments to provide continued funding and capital resources, will be sufficient to fund the Company’s operations for at least the next twelve (12) months after filing this annual report on Form 10K.

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

Cash

Cash consists of a bank checking account.

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

Fair Value of Financial Instruments

The Company considers the carrying value of cash, accounts payable, accrued expenses, accrued interest, and notes payable to stockholders to approximate fair value due to their short maturities.

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

2. Notes Payable, Stockholders

During 2017, various stockholders loaned the Company $20,000 and were issued unsecured promissory notes which bear interest of 6% and are due on demand. Similar stockholder loans amounted to $22,500 during 2016, $35,000 during 2015 (along with note reductions of $10,000), $15,000 during 2014, $25,000 during 2013, $25,000 during 2012, $35,000 during 2010, and $25,000 during 2009. Subsequent to December 31, 2017, various stockholders loaned the Company $25,000 and were issued unsecured promissory notes which bear interest of 6% and are due on demand. Interest of $53,290 and $42,145 was accrued and unpaid at December 31, 2017 and 2016, respectively.

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

5. Income Taxes

The Company has reviewed its tax positions as of December 31, 2017 and 2016, and has not identified any positions that are uncertain.

The tax effects of temporary differences that give rise to significant portions of the Company’s net deferred tax asset at December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016
Deferred tax asset:
Capitalized formation costs	$52,800	$77,700
Net operating loss carryforward	11,200	14,300
Valuation allowance	(64,000)	(92,000)
Net deferred tax asset recognized	$--	$--

A full valuation allowance has been recorded against the Company’s deferred tax asset because, based on the weight of available evidence, it is more likely than not that such benefits will not be realized. As of December 31, 2017, the Company has a net operating loss carryforward for federal and state income tax purposes of approximately $53,300. The net operating loss carryforward will begin to expire in 2029.

The benefit from income taxes differs from the amount computed by applying the United States (US) federal income tax rate of thirty-four percent (34%) in 2017 and 2016 to loss before income taxes for the years ended December 31, 2017 and 2016 as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016

US federal income tax benefit at statutory rate	$(11,500)	$(10,600)
Impact of Federal tax enactment	39,500	--
Change in valuation allowance	(28,000)	10,600
Benefit from income taxes	$--	$--

As of December 31, 2017, the tax rate for corporations was reduced to 21%. The rate change decreased the Company’s deferred tax assets by $39,500.

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

As of December 31, 2017, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2017, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position
John Pappajohn	89	President and Director
Matthew P. Kinley	50	Secretary, Chief Financial Officer and Director

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

John Pappajohn has served as our President and director since inception. Mr. Pappajohn currently serves as the President and principal stockholder of Equity Dynamics, Inc., a financial consulting firm, and has served as such since 1969. He is also the sole owner of Pappajohn Capital Resources, a venture capital firm. Since January 6, 2014, Mr. Pappajohn has been the chairman of the board of directors of Cancer Genetics, Inc., which is traded on the Nasdaq Capital Market under the symbol “CGIX.” Mr. Pappajohn has been involved in the development and financing of more than one hundred companies during his career and has served as a director of more than 40 public companies. Mr. Pappajohn also currently serves as a director of the following public company: MYnd Analytics, Inc., which trades under the symbol “NASDAQ OTCBB: MYND.” Mr. Pappajohn received his B.S.C. from the University of Iowa in 1952.

Matthew P. Kinley has served as our Chief Financial Officer, Secretary and a director since inception. Mr. Kinley currently serves as the Managing Partner of ManchesterStory Group, LLC which serves as the general partner to the ManchesterStory Venture Fund, LP.  From February 1995 through January 2017, Mr. Kinley served as Senior Vice President of Equity Dynamics, Inc., a financial consulting firm, and Pappajohn Capital Resources, a venture capital firm. Mr. Kinley served as President and as a director of Healthcare Acquisition Corp. (a public company traded on the American Stock Exchange) from April 2005 through August 2007. Mr. Kinley also served as a director of American CareSource Holdings, Inc. (NASDAQ: GNOW) from December 2011 through May 2017. Mr. Kinley has been involved in the financing and development of more than 60 companies in the past twenty years. From 1990 through 1995, Mr. Kinley was a manager and held various positions at KPMG. He currently serves on the Board of Directors of several private companies. Mr. Kinley received his B.A. in Business, with highest honors, from the University of Northern Iowa in May 1990.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2017 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its officers and directors during the fiscal years ended December 31, 2017 and 2016 and through the date of this filing.

Name and Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
John Pappajohn,	2017	None	None	None	None	None
President and Director	2016	None	None	None	None	None

Matthew P. Kinley,	2017	None	None	None	None	None
Chief Financial Officer, Secretary and Director	2016	None	None	None	None	None

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The following tables set forth certain information as of March 28, 2018, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
John Pappajohn (2) c/o Equity Dynamics Inc. 666 Walnut Street, Suite 2116 Des Moines, Iowa 50309	2,000,000		40%

Matthew P. Kinley (3) c/o Equity Dynamics Inc. 666 Walnut Street, Suite 2116 Des Moines, Iowa 50309	2,000,000	(4)	40%

AANA Ltd. c/o Argyris Vassiliou 94 Nathan Hale Drive Stamford, Connecticut 06902	625,000	(5)	12.5%

NICALE Partners c/o Argyris Vassiliou 94 Nathan Hale Drive Stamford, Connecticut 06902	375,000	(6)	7.5%

All Directors and Officers as a Group (2 individuals)	4,000,000		80%

(1)	Based on 5,000,000 shares outstanding as of March 28, 2018.

(2)	Mr. Pappajohn serves as President and director of the Company.

(3)	Mr. Kinley serves as Secretary, Chief Financial Officer and director of the Company.

(4)	Represents shares of common stock owned by Goldfield Partners. Mr. Kinley and his immediate family members are the sole owners of Goldfield Partners and Mr. Kinley has sole investment and voting power of these shares. Therefore, Mr. Kinley may be deemed the beneficial owner of the shares of common stock held by Goldfield Partners.

(5)	Represents shares of common stock owned by AANA Ltd. Mr. Vassiliou, his wife and his two minor children are the owners of AANA Ltd. Mr. Vassiliou has sole investment and voting power of these shares. Therefore, Mr. Vassiliou may be deemed the beneficial owner of the shares of common stock held by AANA Ltd.

(6)	Represents shares of common stock owned by NICALE Partners. Mr. Vassiliou’s minor children are the owners of NICALE Partners. Mr. Vassiliou has sole investment and voting power of these shares. Therefore, Mr. Vassiliou may be deemed the beneficial owner of the shares of common stock held by NICALE Partners.

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

On May 2, 2017, the Company issued promissory notes to Mr. Pappajohn, Goldfield Partners, AANA Ltd., and NICALE Partners in the amounts of $8,000, $8,000, $2,500, and $1,500, respectively.

All of the notes accrue interest at a rate of 6% per annum, are unsecured and due on demand.

Interest of $53,290 and $42,145 was accrued and unpaid at December 31, 2017 and 2016, respectively.

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

Audit Fees

The aggregate fees billed by LWBJ for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were approximately $10,000 for the fiscal years ended December 31, 2017 and December 31, 2016.

Audit-Related Fees

There were no fees billed by LWBJ for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2017 and December 31, 2016.

Tax Fees

There were no fees billed by LWBJ for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2017 and December 31, 2016.

All Other Fees

There were no fees billed by LWBJ for other products and services for the fiscal years ended December 31, 2017 and December 31, 2016.

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

Item 16. Form 10-K Summary.

None.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

**31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017

**31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

*	Filed as an exhibit to the Company’s registration statement on Form 10, as filed with the SEC on February 1, 2008, and incorporated herein by this reference.

**	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZETA ACQUISITION CORP. I

Dated: March 28, 2018	By:	/s/ John Pappajohn
John Pappajohn President and Director Principal Executive Officer

Dated: March 28, 2018	By:	/s/ Matthew P. Kinley
Matthew P. Kinley Secretary, Chief Financial Officer Principal Accounting Officer Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ John Pappajohn	President and Director	March 28, 2018
John Pappajohn

/s/ Matthew P. Kinley	Secretary, Chief Financial Officer and Director	March 28, 2018
Matthew P. Kinley