Form 10-Q
period 2018-03-31
ZETA ACQUISITION CORP I
filed 2018-05-14
CIK 1422141

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 14, 2018, there were 5,000,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

ZETA ACQUISITION CORP. I
– INDEX –

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

ZETA ACQUISITION CORP. I

Condensed Financial Statements
(Unaudited)
March 31, 2018

Contents

Unaudited Condensed Financial Statements

Condensed Balance Sheets	2
Condensed Statements of Operations	3
Condensed Statements of Cash Flows	4
Notes to Condensed Financial Statements	5-6

ZETA ACQUISITION CORP. I

Condensed Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash	$20,185	$485
Total assets	$20,185	$485

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$7,825	$1,500
Accrued interest	56,356	53,290
Accrued expenses	1,587	7,800
Notes payable, stockholders	217,500	192,500
Total liabilities	283,268	255,090

Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	49,500	49,500
Accumulated deficit	(313,083)	(304,605)
Total stockholders’ deficit	(263,083)	(254,605)
Total liabilities and stockholders’ deficit	$20,185	$485

See accompanying notes.

2

ZETA ACQUISITION CORP. I

Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Operating expenses:
General and administrative	$5,412	$3,963
Operating loss	(5,412)	(3,963)

Interest expense	3,066	2,552
Net loss	$(8,478)	$(6,515)

Net loss per basic and diluted common share	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding	5,000,000	5,000,000

See accompanying notes.

ZETA ACQUISITION CORP. I

Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Operating activities
Net loss	$(8,478)	$(6,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable	6,325	4,363
Increase in accrued interest	3,066	2,552
Decrease in accrued expenses	(6,213)	(4,200)
Net cash used in operating activities	(5,300)	(3,800)

Financing activities
Proceeds from notes payable, stockholders	25,000	-
Net cash provided by financing activities	25,000	-
Net increase (decrease) in cash	19,700	(3,800)

Cash at beginning of period	485	5,060
Cash at end of period	$20,185	$1,260

See accompanying notes.

ZETA ACQUISITION CORP. I

Notes to Condensed Financial Statements
(Unaudited)
March 31, 2018

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

Liquidity and Going Concern

At March 31, 2018, our cash position and history of losses required management to assess our ability to continue operating as a going concern, according to FASB Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). Management evaluated the history and operational losses to have a material effect on our ability to continue as a going concern, unless we take actions to alleviate those conditions. Our primary sources of liquidity have been funds generated from our debt financings.

Management believes that its existing cash, along with certain related parties’ commitments to provide continued funding and capital resources, will be sufficient to fund the Company’s operations for at least the next twelve (12) months.

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

Interim Financial Statements

The unaudited interim financial information included in this report reflects normal recurring adjustments that management believes are necessary for a fair statement of the results of operations, financial position, and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying notes contained in the Company′s Form 10-K filed March 28, 2018.

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect.

2.       Notes Payable, Stockholders

During 2018, various stockholders loaned the Company $25,000 and were issued unsecured promissory notes which bear interest of 6% and are due on demand. Similar stockholder loans amounted to $20,000 during 2017, $22,500 during 2016, $35,000 during 2015 (along with note reductions of $10,000), $15,000 during 2014, $25,000 during 2013, $25,000 during 2012, $35,000 during 2010, and $25,000 during 2009. Interest of $56,356 was accrued and unpaid at March 31, 2018.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $20,185 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of March 31, 2018, the Company had current assets equal to $20,185 comprised of cash. This compares with current assets of $485 comprised of cash as of December 31, 2017. The Company’s current liabilities as of March 31, 2018 totaled $283,268, comprised of accounts payable, accrued interest, accrued expenses and notes payable to stockholders. This compares with current liabilities of $255,090, comprised of accounts payable, accrued interest, accrued expenses and notes payable to stockholders, as of December 31, 2017. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows used in operating and financing activities for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net Cash Used In Operating Activities	$(5,300)	$(3,800)
Net Cash Provided By Financing Activities	$25,000	-
Net Increase (Decrease) In Cash	$19,700	$(3,800)

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 16, 2007 (Inception) through March 31, 2018. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended March 31, 2018, the Company had a net loss of $8,478, consisting of interest expense and legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports. This compares with a net loss of $6,515 for the three months ended March 31, 2017, consisting of interest expense and legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

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

As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control.

Part II − OTHER INFORMATION

Item 1.	Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A.	Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on November 16, 2007.

*3.2	By-Laws.

**31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

**31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	XBRL Taxonomy Extension Definition Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the SEC on February 1, 2008, and incorporated herein by this reference.

**	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2018	ZETA ACQUISITION CORP. I

	By:	/s/ John Pappajohn
John Pappajohn
President
(Principal Executive Officer)

	By:	/s/ Matthew P. Kinley
Matthew P. Kinley
Secretary and Chief Financial Officer
(Principal Financial Officer)

