Form 10-K
period 2019-12-31
ZETA ACQUISITION CORP I
filed 2020-03-30
CIK 1422141

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of December 31, 2019, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 30, 2020, there were 5,000,000 shares of common stock, par value $.0001, outstanding.

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

In addition, the Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Securities Exchange Act of 1934 to hold a nonbinding advisory vote of shareholders on executive compensation and any golden parachute payments not previously approved.

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

We will remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year during which our revenues exceed $1.07 billion, (2) the date on which we issue more than $1 billion in non-convertible debt in a three year period, (3) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement filed pursuant to the Securities Act of 1933, as amended (the “Securities Act”), or (4) when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. To the extent that we continue to qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of March 30, 2020, there were 4 holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended December 31, 2019.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $29,617 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

The Company anticipates that the selection of a business combination will be complex and extremely risky. Through information received from industry professionals, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of December 31, 2019, the Company had total assets equal to $29,617 comprised of cash. This compares with assets equal to $899, comprised of cash as of December 31, 2018. As of December 31, 2019, the Company’s liabilities totaled $362,077, comprised of accrued interest, accrued expenses and notes payable to stockholders. This compares with total liabilities of $291,538, comprised of accrued interest, accrued expenses and notes payable to stockholders as of December 31, 2018. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2019 and 2018:

	Fiscal Year Ended December 31, 2019	Fiscal Year Ended December 31, 2018
Net Cash Used in Operating Activities	$(26,282)	$(24,586)
Net Cash Provided by Financing Activities	55,000	25,000
Net Increase in Cash	$28,718	$414

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 16, 2007 (Inception) to December 31, 2019. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended December 31, 2019, the Company had a net loss of $41,821, comprised of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general, administrative, and interest expenses.

For the fiscal year ended December 31, 2018, the Company had a net loss of $36,034, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general, administrative, and interest expenses.

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

Item 8. Financial Statements and Supplemental Data.

ZETA ACQUISITION CORP. I

Financial Statements

December 31, 2019

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Zeta Acquisition Corp. I

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Zeta Acquisition Corp. I (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

West Des Moines, Iowa
March 30, 2020.

ZETA ACQUISITION CORP. I

Balance Sheets

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash	$29,617	$899
Total assets	$29,617	$899

Liabilities and stockholders’ deficit
Current liabilities:
Accrued interest	$80,627	$66,188
Accrued expenses	8,950	7,850
Notes payable, stockholders	272,500	217,500
Total liabilities	362,077	291,538

Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	49,500	49,500
Accumulated deficit	(382,460)	(340,639)
Total stockholders’ deficit	(332,460)	(290,639)
Total liabilities and stockholders’ deficit	$29,617	$899

See notes to financial statements.

ZETA ACQUISITION CORP. I

Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Operating expenses:
General and administrative	$27,382	$23,136
Operating loss	(27,382)	(23,136)

Interest expense	14,439	12,898
Net loss	$(41,821)	$(36,034)

Net loss per basic and diluted common share	$(0.01)	$(0.01)

Weighted-average number of common shares outstanding	5,000,000	5,000,000

See notes to financial statements.

ZETA ACQUISITION CORP. I

Statements of Stockholders’ Deficit

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2017	5,000,000	$500	$49,500	$(304,605)	$(254,605)

Net loss	-	-	-	(36,034)	(36,034)
Balance at December 31, 2018	5,000,000	500	49,500	(340,639)	(290,639)

Net loss	-	-	-	(41,821)	(41,821)
Balance at December 31, 2019	5,000,000	$500	$49,500	$(382,460)	$(332,460)

See notes to financial statements.

ZETA ACQUISITION CORP. I

Statements of Cash Flows

	Year ended	Year ended
	December 31,	December 31,
	2019	2018
Operating activities
Net loss	$(41,821)	$(36,034)

Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in accounts payable	-	(1,500)
Increase in accrued interest	14,439	12,898
Increase in accrued expenses	1,100	50
Net cash used in operating activities	(26,282)	(24,586)

Financing activities
Proceeds from notes payable, stockholders	55,000	25,000
Net cash provided by financing activities	55,000	25,000
Net increase in cash	28,718	414

Cash at beginning of period	899	485
Cash at end of period	$29,617	$899

See notes to financial statements.

ZETA ACQUISITION CORP. I

Notes to Financial Statements

December 31, 2019

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

Liquidity and Going Concern

At December 31, 2019, our cash position and history of losses required management to asses our ability to continue operating as a going concern, according to FASB Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Management evaluated the history and operational losses to have a material effect on our ability to continue as a going concern, unless we take actions to alleviate those conditions. Our primary sources of liquidity have been funds generated from our debt financings.

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

Recently Effective and Upcoming Accounting Pronouncements

Management does not believe that any recently issued and effective accounting standards have a material effect on the Company’s financial statements. Additionally, management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect.

2.	Notes Payable, Stockholders

During 2019, various stockholders loaned the Company $55,000 and were issued unsecured promissory notes which bear interest of 6% and are due on demand. Similar stockholder loans amounted to $25,000 during 2018, $20,000 during 2017, $22,500 during 2016, $35,000 during 2015 (along with note reductions of $10,000), $15,000 during 2014, $25,000 during 2013, $25,000 during 2012, $35,000 during 2010, and $25,000 during 2009. Interest of $80,627 and $66,188 was accrued and unpaid at December 31, 2019 and 2018, respectively.

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

The Company has reviewed its tax positions as of December 31, 2019 and 2018, and has not identified any positions that are uncertain.

The tax effects of temporary differences that give rise to significant portions of the Company’s net deferred tax asset at December 31, 2019 and 2018 are as follows:

	December 31,	December 31,
	2019	2018
Deferred tax asset:
Capitalized formation costs	$63,400	$57,600
Net operating loss carryforward	16,900	13,900
Valuation allowance	(80,300)	(71,500)
Net deferred tax asset recognized	$--	$--

A full valuation allowance has been recorded against the Company’s deferred tax asset because, based on the weight of available evidence, it is more likely than not that such benefits will not be realized. As of December 31, 2019, the Company has a net operating loss carryforward for federal and state income tax purposes of approximately $80,600. The net operating loss carryforward incurred prior to January 1, 2019 of $66,200 will begin to expire in 2029. The net operating loss generated in 2019 of $14,400 will be carried forward indefinitely.

ZETA ACQUISITION CORP. I

Notes to Financial Statements (continued)

The benefit from income taxes differs from the amount computed by applying the United States (U.S.) federal income tax rate of twenty-one percent (21%) in 2019 and 2018 to loss before income taxes for the years ended December 31, 2019 and 2018 as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018

U.S. Federal income tax benefit at statutory rate	$(8,800)	$(7,500)
Change in valuation allowance	8,800	7,500
Benefit from income taxes	$--	$--

6.	Commitment

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

As of December 31, 2019, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permits us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2019, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position
John Pappajohn	91	President and Director
Matthew P. Kinley	52	Secretary, Chief Financial Officer and Director

The Company’s officers and directors are elected annually for a one-year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

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

(e) Prior Blank Check Company Experience.

As indicated below, members of the management also serve as officers and directors of:

Name	Filing Date Registration Statement	Operating Status	SEC File Number	Pending Business Combinations	Additional Information
Healthcare Acquisition Corp.	April 25, 2005	Effective July 28, 2005	001-32587	Completed August 3, 2007	Mr. Pappajohn has served as Chairman of the company since inception and continued as Chairman of the combined entity until he resigned on July 15, 2011. Mr. Pappajohn also served as Secretary of the company until he resigned on August 3, 2007. Mr. Kinley served as President, Treasurer and director of the company until he resigned on August 3, 2007.

Zeta Acquisition Corp. II, Inc.	January 31, 2008	Effective April 1, 2008	000-53057	Completed March 15, 2017	Mr. Pappajohn served as a director and president of the Company until he resigned on March 15, 2017. Mr. Kinley served as Secretary, Treasurer and director of the company until he resigned on March 15, 2017.

Zeta Acquisition Corp. III, Inc.	January 31, 2008	Effective April 1, 2008	000-53058	Completed March 6, 2015	Mr. Pappajohn served as a director and president of the Company until he resigned on March 6, 2015. Mr. Kinley served as Secretary, Treasurer and director of the company until he resigned on March 6, 2015.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2019 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its officers and directors during the fiscal years ended December 31, 2019 and 2018 and through the date of this filing.

Name and Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
John Pappajohn,	2019	None	None	None	None	None
President and Director	2018	None	None	None	None	None

Mathew P. Kinley,	2019	None	None	None	None	None
Chief Financial Officer	2018	None	None	None	None	None
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The following tables set forth certain information as of March 30, 2020, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
John Pappajohn (2) c/o Equity Dynamics Inc. 666 Walnut Street, Suite 2116 Des Moines, Iowa 50309	2,000,000		40%

Mathew P. Kinley (3) c/o Equity Dynamics Inc. 666 Walnut Street, Suite 2116 Des Moines, Iowa 50309	2,000,000	(4)	40%

AANA Ltd. c/o Argyris Vassiliou 94 Nathan Hale Drive Stamford, Connecticut 06902	625,000	(5)	12.5%

NICALE Partners c/o Argyris Vassiliou 94 Nathan Hale Drive Stamford, Connecticut 06902	375,000	(6)	7.5%

All Directors and Officers as a Group (2 individuals)	4,000,000		80%

(1)	Based on 5,000,000 shares outstanding as of March 30, 2020.

(2)	Mr. Pappajohn serves as President and director of the Company.

(3)	Mr. Kinley serves as Secretary, Chief Financial Officer and director of the Company.

(4)	Represents shares of common stock owned by Goldfield Partners. Mr. Kinley and his immediate family members are the sole owners of Goldfield Partners and Mr. Kinley has sole investment and voting power of these shares. Therefore, Mr. Kinley may be deemed the beneficial owner of the shares of common stock held by Goldfield Partners.

(5)	Represents shares of common stock owned by AANA Ltd. Mr. Vassiliou, his wife and his two minor children are the owners of AANA Ltd. Mr. Vassiliou has sole investment and voting power of these shares. Therefore, Mr. Vassiliou may be deemed the beneficial owner of the shares of common stock held by AANA Ltd.

(6)	Represents shares of common stock owned by NICALE Partners. Mr. Vassiliou’s minor children are the owners of NICALE Partners. Mr. Vassiliou has sole investment and voting power of these shares. Therefore, Mr. Vassiliou may be deemed the beneficial owner of the shares of common stock held by NICALE Partners.

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

On February 14, 2019, the Company issued promissory notes to Mr. Pappajohn, Goldfield Partners, AANA Ltd., and NICALE Partners in the amounts of $10,000, $10,000, $3,125, and $1,875, respectively.

On December 16, 2019, the Company issued promissory notes to Mr. Pappajohn, Goldfield Partners, AANA Ltd., and NICALE Partners in the amounts of $12,000, $12,000, $3,750, and $2,250, respectively.

All of the notes accrue interest at a rate of 6% per annum, are unsecured and due on demand.

Interest of $80,627 and $66,188 was accrued and unpaid at December 31, 2019 and 2018, respectively.

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

Audit Fees

The aggregate fees billed by LWBJ for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were approximately $10,000 for the fiscal years ended December 31, 2019 and December 31, 2018.

Audit-Related Fees

There were no fees billed by LWBJ for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2019 and December 31, 2018.

Tax Fees

There were no fees billed by LWBJ for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2019 and December 31, 2018.

All Other Fees

There were no fees billed by LWBJ for other products and services for the fiscal years ended December 31, 2019 and December 31, 2018.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Item 15. Exhibits, Financial Statement Schedules

(a) We set forth below a list of our audited financial statements included in Item 8 of this Annual Report on Form 10-K.

*Page F-1 follows page 7 to this Annual Report of Form 10-K

Item 16. Form 10-K Summary.

None.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Statement	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

**31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019

**31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

*	Filed as an exhibit to the Company’s registration statement on Form 10, as filed with the SEC on February 1, 2008, and incorporated herein by this reference.

**	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZETA ACQUISITION CORP. I

Dated: March 30, 2020	By:	/s/ John Pappajohn
John Pappajohn
President and Director
Principal Executive Officer

Dated: March 30, 2020	By:	/s/ Matthew P. Kiney
Matthew P. Kiney
Secretary, Chief Financial Officer
Principal Accounting Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

		Title	Date

By:	/s/ John Pappajohn	President and Director	March 30, 2020
John Pappajohn

By:	/s/ Matthew P. Kiney	Secretary, Chief Financial Officer and Director	March 30, 2020
Matthew P. Kiney