Form 10-Q
period 2020-09-30
ZETA ACQUISITION CORP I
filed 2020-11-13
CIK 1422141

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2020, there were 5,000,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

ZETA ACQUISITION CORP. I

- INDEX -

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ZETA ACQUISITION CORP. I

Condensed Financial Statements

(Unaudited)

September 30, 2020

Contents

Unaudited Condensed Financial Statements

ZETA ACQUISITION CORP. I

Condensed Balance Sheets

	September 30, 2020	December 31,
	(Unaudited)	2019
Assets
Current assets:
Cash	$8,483	$29,617
Total assets	$8,483	$29,617

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,987	$-
Accrued interest	92,901	80,627
Accrued expenses	1,800	8,950
Notes payable, stockholders	272,500	272,500
Total liabilities	370,188	362,077

Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	49,500	49,500
Accumulated deficit	(411,705)	(382,460)
Total stockholders’ deficit	(361,705)	(332,460)
Total liabilities and stockholders’ deficit	$8,483	$29,617

See accompanying notes.

ZETA ACQUISITION CORP. I

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating expenses:
General and administrative	$5,482	$5,367	$16,972	$17,937
Operating loss	(5,482)	(5,367)	(16,972)	(17,937)

Interest expense	4,121	3,667	12,273	10,698
Net loss	$(9,603)	$(9,034)	$(29,245)	$(28,635)

Net loss per basic and diluted common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying notes.

ZETA ACQUISITION CORP. I

Condensed Statements of Stockholders’ Deficit

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	5,000,000	$500	$49,500	$(382,460)	$(332,460)
Net Loss	-	-	-	(10,571)	(10,571)
Balance, March 31, 2020	5,000,000	$500	$49,500	$(393,031)	$(343,031)
Net Loss	-	-	-	(9,071)	(9,071)
Balance, June 30, 2020	5,000,000	$500	$49,500	$(402,102)	$(352,102)
Net Loss	-	-	-	(9,603)	(9,603)
Balance, September 30, 2020	5,000,000	$500	$49,500	$(411,705)	$(361,705)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	5,000,000	$500	$49,500	$(340,639)	$(290,639)
Net Loss	-	-	-	(8,298)	(8,298)
Balance, March 31, 2019	5,000,000	$500	$49,500	$(348,937)	$(298,937)
Net Loss	-	-	-	(11,302)	(11,302)
Balance, June 30, 2019	5,000,000	$500	$49,500	$(360,239)	$(310,239)
Net Loss	-	-	-	(9,034)	(9,034)
Balance, September 30, 2019	5,000,000	$500	$49,500	$(369,273)	$(319,273)

See accompanying notes.

ZETA ACQUISITION CORP. I

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities
Net loss	$(29,245)	$(28,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable	2,987	2,500
Increase in accrued interest	12,274	10,698
Decrease in accrued expenses	(7,150)	(6,050)
Net cash used in operating activities	(21,134)	(21,487)

Financing activities
Proceeds from notes payable, stockholders	-	25,000
Net cash provided by financing activities	-	25,000
Net increase (decrease) in cash	(21,134)	3,513

Cash at beginning of period	29,617	899
Cash at end of period	$8,483	$4,412

See accompanying notes.

ZETA ACQUISITION CORP. I

Notes to Condensed Financial Statements

(Unaudited)

September 30, 2020

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

Liquidity and Going Concern

At September 30, 2020, our cash position and history of losses required management to asses our ability to continue operating as a going concern, according to FASB Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Management evaluated the history and operational losses to have a material effect on our ability to continue as a going concern, unless we take actions to alleviate those conditions. Our primary sources of liquidity have been funds generated from our debt financings.

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

As of September 30, 2020, the impact of the outbreak of COVID-19 continues to unfold. As a result, our estimates and assumptions, including projects towards finding potential acquisition candidates, required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change in future periods.

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

The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for other interim periods or the full year.

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

During 2019, various stockholders loaned the Company $55,000 and were issued unsecured promissory notes which bear interest of 6% and are due on demand. Similar stockholder loans amounted to $25,000 during 2018, $20,000 during 2017, $22,500 during 2016, $35,000 during 2015 (along with note reductions of $10,000), $15,000 during 2014, $25,000 during 2013, $25,000 during 2012, $35,000 during 2010, and $25,000 during 2009. Interest of $92,901 was accrued and unpaid at September 30, 2020.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of September 30, 2020, the Company has $8,483 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of September 30, 2020, the Company had current assets equal to $8,483 comprised of cash. This compares with current assets of $29,617 comprised of cash as of December 31, 2019. The Company’s current liabilities as of September 30, 2020 totaled $370,188, comprised of accounts payable, accrued interest, accrued expenses and notes payable to stockholders. This compares with current liabilities of $362,077, comprised of accounts payable, accrued interest, accrued expenses and notes payable to stockholders, as of December 31, 2019. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net Cash Used in Operating Activities	$(21,134)	$(21,487)
Net Cash Provided by Financing Activities	$0	$25,000
Net Increase (Decrease) in Cash	$(21,134)	$3,513

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 16, 2007 (Inception) through September 30, 2020. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended September 30, 2020, the Company had a net loss of $9,603, consisting of interest expense and legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports. This compares with a net loss of $9,034 for the three months ended September 30, 2019 consisting of interest expense and legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the nine months ended September 30, 2020, the Company had a net loss of $29,245, consisting of interest expense and legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports. This compares with a net loss of $28,635 for the nine months ended September 30, 2019 consisting of interest expense and legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

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

As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected or are reasonably likely to materially affect our internal control.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on November 16, 2007.

*3.2	By-Laws.

**31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

**31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	XBRL Taxonomy Extension Definition Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the SEC on February 1, 2008, and incorporated herein by this reference.

**	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2020	ZETA ACQUISITION CORP. I

	By:	/s/John Pappajohn
John Pappajohn President (Principal Executive Officer)

By:	/s/Matthew P. Kinley
Matthew P. Kinley Secretary and Chief Financial Officer (Principal Financial Officer)