Form 10-K
period 2020-12-31
ZETA ACQUISITION CORP I
filed 2021-03-30
CIK 1422141

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

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

As of December 31, 2020, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 30, 2021, there were 5,000,000 shares of common stock, par value $.0001, outstanding.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of March 30, 2021, there were 4 holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended December 31, 2020.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $1,775 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of December 31, 2020, the Company had total assets equal to $1,775 comprised of cash. This compares with assets equal to $29,617, comprised of cash as of December 31, 2019. As of December 31, 2020, the Company’s liabilities totaled $378,472, comprised of accrued interest, accrued expenses and notes payable to stockholders. This compares with total liabilities of $362,077, comprised of accrued interest, accrued expenses and notes payable to stockholders as of December 31, 2019. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2020 and 2019:

	Fiscal Year Ended December 31, 2020	Fiscal Year Ended December 31, 2019
Net Cash Used in Operating Activities	$(27,842)	$(26,282)
Net Cash Provided by Financing Activities	-	55,000
Net Increase (Decrease) in Cash	$(27,842)	$28,718

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 16, 2007 (Inception) to December 31, 2020. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended December 31, 2020, the Company had a net loss of $44,237, comprised of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general, administrative, and interest expenses.

For the fiscal year ended December 31, 2019, the Company had a net loss of $41,821, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general, administrative, and interest expenses.

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

December 31, 2020

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Zeta Acquisition Corp. I

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Zeta Acquisition Corp. I (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ LWBJ, LLP

We have served as the Company’s auditor since 2008.

West Des Moines, Iowa

March 30, 2021.

ZETA ACQUISITION CORP. I

Balance Sheets

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash	$1,775	$29,617
Total assets	$1,775	$29,617

Liabilities and stockholders’ deficit
Current liabilities:
Accrued interest	$97,022	$80,627
Accrued expenses	8,950	8,950
Notes payable, stockholders	272,500	272,500
Total liabilities	378,472	362,077

Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	49,500	49,500
Accumulated deficit	(426,697)	(382,460)
Total stockholders’ deficit	(376,697)	(332,460)
Total liabilities and stockholders’ deficit	$1,775	$29,617

See notes to financial statements.

ZETA ACQUISITION CORP. I

Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Operating expenses:
General and administrative	$27,842	$27,382
Operating loss	(27,842)	(27,382)

Interest expense	16,395	14,439
Net loss	$(44,237)	$(41,821)

Net loss per basic and diluted common share	$(0.01)	$(0.01)

Weighted-average number of common shares outstanding	5,000,000	5,000,000

See notes to financial statements.

ZETA ACQUISITION CORP. I

Statements of Stockholders’ Deficit

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2018	5,000,000	$500	$49,500	$(340,639)	$(290,639)

Net loss	-	-	-	(41,821)	(41,821)
Balance at December 31, 2019	5,000,000	500	49,500	(382,460)	(332,460)

Net loss	-	-	-	(44,237)	(44,237)
Balance at December 31, 2020	5,000,000	$500	$49,500	$(426,697)	$(376,697)

See notes to financial statements.

ZETA ACQUISITION CORP. I

Statements of Cash Flows

	Year ended	Year ended
	December 31,	December 31,
	2020	2019
Operating activities
Net loss	$(44,237)	$(41,821)

Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in accounts payable	-	-
Increase in accrued interest	16,395	14,439
Increase in accrued expenses	-	1,100
Net cash used in operating activities	(27,842)	(26,282)

Financing activities
Proceeds from notes payable, stockholders	-	55,000
Net cash provided by financing activities	-	55,000
Net increase (decrease) in cash	(27,842)	28,718

Cash at beginning of period	29,617	899
Cash at end of period	$1,775	$29,617

See notes to financial statements.

ZETA ACQUISITION CORP. I

Notes to Financial Statements

December 31, 2020

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

Liquidity and Going Concern

At December 31, 2020, our cash position and history of losses required management to asses our ability to continue operating as a going concern, according to FASB Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Management evaluated the history and operational losses to have a material effect on our ability to continue as a going concern, unless we take actions to alleviate those conditions. Our primary sources of liquidity have been funds generated from our debt financings.

Management believes that its existing cash, along with certain related parties’ commitments to provide continued funding and capital resources (See Note 2), will be sufficient to fund the Company’s operations for at least the next twelve (12) months after filing this annual report on Form 10K.

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

As of December 31, 2020, the impact of the outbreak of COVID-19 continues to unfold. As a result, our estimates and assumptions, including projects towards finding potential acquisition candidates, required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change in future periods.

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

2.	Notes Payable, Stockholders and Subsequent Events

During 2019, various stockholders loaned the Company $55,000 and were issued unsecured promissory notes which bear interest of 6% and are due on demand. Similar stockholder loans amounted to $25,000 during 2018, $20,000 during 2017, $22,500 during 2016, $35,000 during 2015 (along with note reductions of $10,000), $15,000 during 2014, $25,000 during 2013, $25,000 during 2012, $35,000 during 2010, and $25,000 during 2009. Interest of $97,022 and $80,627 was accrued and unpaid at December 31, 2020 and 2019, respectively.

On March 1, 2021, various stockholders loaned the Company $30,000 and were issued unsecured promissory notes which bear interest of 6% and are due on demand.

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

The Company has reviewed its tax positions as of December 31, 2020 and 2019, and has not identified any positions that are uncertain.

The tax effects of temporary differences that give rise to significant portions of the Company’s net deferred tax asset at December 31, 2020 and 2019 are as follows:

	December 31,	December 31,
	2020	2019
Deferred tax asset:
Capitalized formation costs	$69,200	$63,400
Net operating loss carryforward	20,400	16,900
Valuation allowance	(89,600)	(80,300)
Net deferred tax asset recognized	$--	$--

A full valuation allowance has been recorded against the Company’s deferred tax asset because, based on the weight of available evidence, it is more likely than not that such benefits will not be realized. As of December 31, 2020, the Company has a net operating loss carryforward for federal and state income tax purposes of approximately $97,000. The net operating loss carryforward incurred prior to January 1, 2019 of $66,200 will begin to expire in 2029. The net operating loss generated in 2019 and 2020 of $30,800 can be carried forward indefinitely.

ZETA ACQUISITION CORP. I

Notes to Financial Statements (continued)

5.	Income Taxes (continued)

The benefit from income taxes differs from the amount computed by applying the United States (U.S.) federal income tax rate of twenty-one percent (21%) in 2020 and 2019 to loss before income taxes for the years ended December 31, 2020 and 2019 as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019

U.S. Federal income tax benefit at statutory rate	$(9,300)	$(8,800)
Change in valuation allowance	9,300	8,800
Benefit from income taxes	$--	$--

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

As of December 31, 2020, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2020, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position
John Pappajohn	92	President and Director
Matthew P. Kinley	53	Secretary, Chief Financial Officer and Director

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2020 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its officers and directors during the fiscal years ended December 31, 2020 and 2019 and through the date of this filing.

Name and Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
John Pappajohn,	2020	None	None	None	None	None
President and Director	2019	None	None	None	None	None

Mathew P. Kinley,	2020	None	None	None	None	None
Chief Financial Officer	2019	None	None	None	None	None
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The following tables set forth certain information as of March 30, 2021, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
John Pappajohn (2) c/o Equity Dynamics Inc. 666 Walnut Street, Suite 2116 Des Moines, Iowa 50309	2,000,000		40%

Mathew P. Kinley (3) c/o Equity Dynamics Inc. 666 Walnut Street, Suite 2116 Des Moines, Iowa 50309	2,000,000	(4)	40%

AANA Ltd. c/o Argyris Vassiliou 94 Nathan Hale Drive Stamford, Connecticut 06902	625,000	(5)	12.5%

NICALE Partners c/o Argyris Vassiliou 94 Nathan Hale Drive Stamford, Connecticut 06902	375,000	(6)	7.5%

All Directors and Officers as a Group (2 individuals)	4,000,000		80%

(1)	Based on 5,000,000 shares outstanding as of March 30, 2021.

(2)	Mr. Pappajohn serves as President and director of the Company.

(3)	Mr. Kinley serves as Secretary, Chief Financial Officer and director of the Company.

(4)	Represents shares of common stock owned by Goldfield Partners. Mr. Kinley and his immediate family members are the sole owners of Goldfield Partners and Mr. Kinley has sole investment and voting power of these shares. Therefore, Mr. Kinley may be deemed the beneficial owner of the shares of common stock held by Goldfield Partners.

(5)	Represents shares of common stock owned by AANA Ltd. Mr. Vassiliou, his wife and his two minor children are the owners of AANA Ltd. Mr. Vassiliou has sole investment and voting power of these shares. Therefore, Mr. Vassiliou may be deemed the beneficial owner of the shares of common stock held by AANA Ltd.

(6)	Represents shares of common stock owned by NICALE Partners. Mr. Vassiliou’s minor children are the owners of NICALE Partners. Mr. Vassiliou has sole investment and voting power of these shares. Therefore, Mr. Vassiliou may be deemed the beneficial owner of the shares of common stock held by NICALE Partners.

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

On March 1, 2021, the Company issued promissory notes to Mr. Pappajohn, Goldfield Partners, AANA Ltd., and NICALE Partners in the amounts of $12,000, $12,000, $3,750, and $2,250, respectively.

All of the notes accrue interest at a rate of 6% per annum, are unsecured and due on demand.

Interest of $97,022 and $80,627 was accrued and unpaid at December 31, 2020 and 2019, respectively.

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

Audit Fees

The aggregate fees billed by LWBJ for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were approximately $10,000 for the fiscal years ended December 31, 2020 and December 31, 2019.

Audit-Related Fees

There were no fees billed by LWBJ for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2020 and December 31, 2019.

Tax Fees

There were no fees billed by LWBJ for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2020 and December 31, 2019.

All Other Fees

There were no fees billed by LWBJ for other products and services for the fiscal years ended December 31, 2020 and December 31, 2019.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Item 15. Exhibits, Financial Statement Schedules

(a) We set forth below a list of our audited financial statements included in Item 8 of this Annual Report on Form 10-K.

*	Page F-1 follows page 9 to this Annual Report of Form 10-K

Item 16. Form 10-K Summary.

None.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Statement	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

**31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020

**31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

*	Filed as an exhibit to the Company’s registration statement on Form 10, as filed with the SEC on February 1, 2008, and incorporated herein by this reference.

**	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZETA ACQUISITION CORP. I

Dated: March 30, 2021	By:	/s/ John Pappajohn
John Pappajohn
President and Director
Principal Executive Officer

Dated: March 30, 2021	By:	/s/ Matthew P. Kinley
Matthew P. Kinley
Secretary, Chief Financial Officer
Principal Accounting Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

		Title	Date

By:	/s/ John Pappajohn	President and Director	March 30, 2021
John Pappajohn

By:	/s/ Matthew P. Kinley	Secretary, Chief Financial Officer and Director	March 30, 2021
Matthew P. Kinley